Form 10-Q
period 2010-09-30
CREDEX CORP
filed 2010-10-25
CIK 1432939

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended September 30, 2010

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from                   to

Commission File Number:  000-54142

                               Credex Corporation
               (Exact name of registrant as specified in its charter)


                 Florida                              16-1731286
        (State of Incorporation)               (IRS Employer ID Number)

                   454 Treemont Drive, Orange City, FL 32763
            (Address of principal executive offices and Zip Code)

Registrant's telephone number, including area code (386) 218-6823

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  [ X ]yes  [   ]no

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] yes [ X ] no

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer []		         Accelerated filer []
Non-accelerated filer []	          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X]yes [ ]no

              APPLICABLE TO ISSUERS INVOLVED IN BANKRUPTCY
               PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [ ] yes [ ] no

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                 5,724,250



                               TABLE OF CONTENTS

Part I. Financial Information..........................................  4

Item 1. Financial Statements...........................................  5

Item 2. Management's Discussion and Analysis........................... 14

Item 3. Quantitative and Qualitative Disclosures about Market Risk..... 16

Item 4. Controls and Procedures........................................ 17

Part II. Other Information............................................. 18

Item 1. Legal Proceedings.............................................. 18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.... 18
Item 3. Defaults Upon Senior Securities................................ 18
Item 4. Submission of Matters to a Vote of Security Holders............ 20
Item 5. Other Information.............................................. 20
Item 6. Exhibits....................................................... 20

Signature.............................................................. 20




                          PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


INDEX TO FINANCIAL STATEMENTS                                            PAGE


Balance Sheets at September 30, 2010 [Unaudited] and December 31, 2009. . . 5

Unaudited Statements of Operations for the three- and nine-month periods ended September 30, 2010 and 2009 and for the period from inception,
September 2, 2005, through September 30, 2010 . . . . . . . . . . . . . . . 6

Unaudited Statements of Stockholders' Equity for the period from inception, September 2, 2005, through September 30, 2010. . . . . . . . . . 7

Unaudited Statements of Cash Flows for the nine-month periods ended
September 30, 2010 and 2009 and for the period from inception,
September 2, 2005, through September 30, 2010 . . . . . . . . . . . . . . . 8

Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . 9




                        Credex Corporation
                        (A Development Stage Company)
                            BALANCE SHEETS
         September 30, 2010, [Unaudited] and December 31, 2009


                                   ASSETS

                                                September 30,    December 31,
                                                    2010              2009
                                                ------------     ------------
                                                (Unaudited)
CURRENT ASSETS:
  Cash                                            $  8,287         $  2,185
                                                  --------         --------
      Total Assets                                $  8,287         $  2,185
                                                  ========         ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                $  2,500         $  2,500
                                                  --------         --------
      Total Current Liabilities                      2,500            2,500
                                                  --------         --------
STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $0.001 par value;
    100,000,000 authorized shares, 5,658,000
    and 3,565,500 shares issued and
    outstanding at September 30, 2010, and
    December 31, 2009, respectively                  5,658            3,565
  Additional paid in capital                       252,933           36,676
  Less common stock subscription receivable       (200,000)               0
  Accumulated deficit during the
    development stage                              (52,804)         (40,556)
                                                  --------         --------
      Total Stockholders' Equity (Deficit)           5,787             (315)
                                                  --------         --------
      Total Liabilities and Stockholders'
        Equity (Deficit)                          $  8,287         $  2,185
                                                  ========         ========

  The accompanying notes are an integral part of these financial statements.

                        Credex Corporation
                         (A Development Stage Company)
                        STATEMENTS OF OPERATIONS
  For Periods from Inception [September 2, 2005] to September 30, 2010
                                   [Unaudited]


                         Three Months Ended   Nine Months Ended Cumulative from
                           September 30,        September 30       Inception to
                         ------------------   -----------------   September 30,
                          2010       2009     2010      2009            2010
                         -------    ------   --------  --------      ----------
REVENUE:
  Finance income         $     0    $    0   $      0  $      0      $ 15,417
  Consulting income            0         0          0         0         8,000
                         -------    ------   --------  --------      --------
      Total Revenue            0         0          0         0        23,417
                         -------    ------   --------  --------      --------
EXPENSES:
  Travel                       0     1,651          0     1,651         6,882
  Office expenses          1,464     1,194      1,993     1,547         8,035
  Telephone                  257         0        257         0         2,579
  Professional fees
    (see Note E)           6,268     1,200      8,668     9,200        33,965
  Advertising                  0         0          0         0           350
  Portfolio purchase           0         0          0         0        21,000
  Seminar                      0         0          0         0         1,585
  Rent                     1,330         0      1,330         0	         1,858
                         -------    ------   --------  --------      --------
      Total Expenses       9,319     4,045     12,248    12,398        76,254
                         -------    ------   --------  --------      --------
  Operating Loss          (9,319)   (4,045)   (12,248)  (12,398)      (52,837)
                         -------    ------   --------  --------      --------
OTHER INCOME:
  Interest income              0         0          0         0            33
                         -------    ------   --------  --------      --------
  Net loss before income
    taxes                 (9,319)   (4,045)   (12,248)  (12,398)      (52,804)

INCOME TAXES                   0         0          0         0             0
                         -------    ------   --------  --------      --------
  Net Loss               $(9,319)  $(4,045)  $(12,248) $(12,398)     $(52,804)
                         =======   =======   ========  ========      ========

Basic net loss per share $(0.002)  $(0.001)  $ (0.003) $ (0.004)
                         =======   =======   ========  ========
Weighted average number
  of shares
  outstanding (000's)      5,243     3,342      4,211     3,018
                           =====     =====      =====     =====

  The accompanying notes are an integral part of these financial statements.

                            Credex Corporation
                             (A Development Stage Company)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
      For Periods from Inception [September 2, 2005] to September 30, 2010

                                Common Stock      Additional    Stock      Development      Total
                               ----------------    Paid-in   Subscription     Stage    Stockholders'
                               Shares    Amount     Capital   Receivable     Deficit       Equity
                             ---------   ------    --------  ------------    -------     ---------
September 2, 2005, Date of
    Incorporation                    0   $    0     $     0    $       0     $     0      $      0
Shares purchased for cash
    at $0.001 per share         10,000       10         990            0           0         1,000
Net loss for year ended
   December 31, 2005                 0        0           0            0      (8,397)       (8,397)
                             ---------   ------    --------    ---------    --------      --------
Balances   December 31, 2005    10,000       10         990            0      (8,397)       (7,397)

Net loss for year ended
   December 31, 2006                 0        0           0            0      (8,056)       (8,056)
                             ---------   ------    --------    ---------    --------      --------
Balances   December 31, 2006    10,000       10         990            0     (16,453)      (15,453)

Stockholder loan used to
   purchase shares at
   $0.0072 per share         2,490,000    2,490      15,441            0           0        17,931
Net loss for year ended
   December 31, 2007                 0        0           0            0      (2,087)       (2,087)
Balances   December 31,      ---------   ------    --------    ---------    --------      --------
   2007                      2,500,000    2,500      16,431            0     (18,540)          391

Shares issued for cash
   at $0.02 per share          350,000      350       6,650            0           0         7,000
Net loss for year ended
   December 31, 2008                 0        0           0            0      (7,001)       (7,001)
Balances   December 31,      ---------   ------    --------    ---------    --------      --------
   2008                      2,850,000    2,850      23,081            0     (25,541)          390

Shares issued for cash
   at $0.02 per share          715,500      715      13,595            0           0        14,310
Net loss for year ended
   December 31, 2009                 0        0           0            0     (15,015)      (15,015)
Balances   December 31,      ---------   ------    --------    ---------    --------      --------
   2009                      3,565,500    3,565      36,676            0     (40,556)         (315)

Shares issued for cash
   at $0.02 per share
   (unaudited)                 267,500      268       5,082            0           0         5,350
Shares issued for cash
   at $0.04 per share
   (unaudited)                 325,000      325      12,675            0           0        13,000
Shares issued for future
   services at $0.113 per
   share (unaudited)         1,500,000    1,500     198,500     (200,000)          0             0
Net loss for period ended
   September 30, 2010
   (unaudited)                       0        0           0            0     (12,248)      (12,248)
Balances   September 30,     ---------   ------    --------    ---------    --------      --------
   2010 (unaudited)          5,658,000   $5,658    $252,933    $(200,000)   $(52,804)     $  5,787
                             =========   ======    ========    =========    ========      ========

       The accompanying notes are an integral part of these financial statements.


                              Credex Corporation
                         (A Development Stage Company)
                           STATEMENTS OF CASH FLOWS
       For Periods from Inception [September 2, 2005] to September 30, 2010
                                  [Unaudited]


                                            Nine Months Ended   Cumulative from
                                               September 30      Inception to
                                            ------------------    September 30,
                                              2010      2009          2010
                                            --------  --------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                 $(12,248) $(12,398)     $(52,804)
   Adjustments to reconcile net loss
    to net cash:
     Used by operations -
      Increase (decrease) in accounts
        payable                                    0      (500)        2,500
                                            --------  --------      --------
        Net Cash Used by Operating
           Activities                        (12,248)  (12,898)      (50,304)
                                            --------  --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from stockholder loan                  0         0        46,828
   Repayment of stockholder loan                   0         0       (28,897)
   Sale of common stock                       18,350    10,800        40,660
                                            --------  --------      --------
        Net Cash Provided by Financing
           Activities                         18,350    10,800        58,591
                                            --------  --------      --------
   Net Increase (Decrease) in Cash             6,102    (2,098)        8,287

   Cash and Equivalents,
       Beginning of Period                     2,185     3,390             0
                                            --------  --------      --------
   Cash and Equivalents,
       End of Period                        $  8,287  $  1,292      $  8,287
                                            ========  ========      ========

SIGNIFICANT NON-CASH ACTIVITIES:
   Stockholder loan contributed to
      Capital for Common stock              $      0  $      0      $ 17,931
                                            ========  ========      ========
   Common stock issued for future
      services / stock subscription
      receivable                            $200,000  $      0      $200,000
                                            ========  ========      ========


  The accompanying notes are an integral part of these financial statements.

                              Credex Corporation
                         (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
               September 30, 2010, [Unaudited] and December 31, 2009

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.	Organization and Purpose

Credex Corporation, (the "Company") was incorporated in the State of Florida on September 2, 2005. The Company is presently engaged in market research regarding the cost and availability of non-performing credit card portfolios including current market prices for the sales of portfolios deemed non-collectable at the time of sale. The Company is exploring avenues for raising capital in order to put its business plan into effect. The Company has a December 31 year-end. The Company's principal office is in Orange City, Florida.

2.	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's General
Form for Registration of Securities filed with the SEC on Form 10-12G on October 6, 2010. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2009 as reported in Form 10-12G, have been omitted.

3.	Development Stage

The Company is currently a development stage entity as defined under accounting standards, as it continues development activities related to non-performing credit card portfolios. As required for development stage enterprises, the statements of operations, cash flows and changes in stockholder's equity (deficit) are presented on a cumulative basis from inception.

4.	Revenue Recognition

The Company recognizes revenue from purchased non-performing receivables in accordance with accounting standards on the accounting for certain loans or debt securities acquired in a transfer. The Company will use the cost recovery method and recognize income only after it has recovered its carrying value of purchased non-performing receivables. There can be no assurance as to when or if the carrying value will be recovered.

Recognition of income using the interest method would be dependent on the Company having the ability to develop reasonable expectations of both the timing and amount of cash flows to be collected. Due to uncertainties related to the expected timing of the collections of older non-performing receivables purchased as a result of the economic environment and the lack of validation of certain account components, the Company determined that it will not have the ability to develop reasonable expectations of timing of cash flows to be collected.

5.	Cash and Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturities of less than three months to be cash equivalents.

6.	Financial Instruments

Financial instruments consist of bank deposits. The carrying amount of financial instruments approximates fair value due to short-term maturities and market interest rates.

7.	Advertising

The Company expenses advertising and promotions costs as they are incurred.

8.	Concentrations of Credit Risk

The Company maintains its cash in a bank deposit account in a bank which participates in the Federal Deposit Insurance Corporation (FDIC) Transaction Account Guarantee Program, which provides separate FDIC coverage on the full balance of personal and non-personal checking accounts, so long as they are not interest-bearing. Under that program, through June 30, 2010, all non-interest bearing accounts were fully guaranteed by the FDIC for the full balance in the account. Coverage is in addition to and separate from the $250,000 coverage available under FDIC's general deposit insurance rules. After December 31, 2013, balances up to $100,000 will be insured. As of September 30, 2010 (unaudited) and December 31, 2009, the Company had no balances in excess of federally insured limits.

9.	Earnings per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year. Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants. The Company has no dilutive instruments outstanding.

10.	Income Taxes

The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.

Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the Codification ("Section 740-10-25") which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

11.	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE B - STOCKHOLDER'S EQUITY

At inception on September 2, 2005, the Company was authorized to have outstanding 10,000 shares of common stock at $0.10 par value per share. On October 24, 2007, the Company amended its Articles of Incorporation to increase the maximum number of authorized common shares to 100,000,000 and changed the par value to $0.001 per share, which has been retro-actively restated to $0.001 in the accompanying financial statements.

The Company has forty stockholders of record as of September 30, 2010. As of September 30, 2010, the outstanding shares were 5,658,000. Share transactions during the quarter ended September 30, 2010, resulted in a increase in shares outstanding of 1,825,000 shares as follows:

    Shares issued for cash at $0.04 per share             325,000
    Shares issued to Cypress Bend Executive
      Services, LLC ("Cypress") for future services
      to be performed valued at $200,000 ($0.113 per
      share)                                            1,500,000
                                                        ---------
                                                        1,825,000
                                                        =========

Additionally, ownership of 694,445 shares was transferred from a past officer/director to Cypress. This former officer/director is a member of Cypress. Another past officer/director who is deceased passed to his heirs 1,705,555 shares of which his heirs transferred 764,180 shares to Cypress. A total of 2,958,625 shares have been transferred to Cypress under a consulting management agreement with the Company. Upon completion of its services, Cypress is to be paid $200,000 by the Company at which time Cypress will return these shares. (Refer to Note E - Related Party)

NOTE C - INCOME TAXES

Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statements and tax basis thereon, and for the expected future tax benefits to be derived from net operations losses and tax credit carry-forwards. The Company has net operating losses and has recorded a valuation allowance equal to the tax benefit of the accumulated net operating losses, since it is uncertain that future taxable income will be realized during the applicable carry-forward periods. These benefits expire between 2025 and 2030.

The Company's deferred tax assets as of September 30, 2010 and December 31, 2009 were as follows:

                                    September 30,    December 31,
                                        2010             2009
                                    ------------     ------------
                                    (Unaudited)
Deferred tax asset                   $  19,900	        $  15,300
Valuation allowance                    (19,900)           (15,300)
                                     ---------          ---------
   Net Deferred Tax Asset            $       0          $       0
                                     =========          =========

NOTE D - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern. The Company is in the development stage and has sustained losses of $52,804 (unaudited) since inception which raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon expanding operations and obtaining additional capital and financing. Management's plan in this regard is to implement the Company's business plan and to secure additional funds through equity or debt financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE E - RELATED PARTY

A past shareholder of the Company had received fees for service in the nine months ended September 30, 2010 and 2009 in the amount of $2,400 and $4,200, respectively.

Effective July 12, 2010, the Company entered into a agreement for services with Cypress, a related party, whereby Cypress acts as consultant to:

1.  Raise the necessary money for the Company to operate in the short term,
2.  Prepare and file documents with the SEC to take the Company public,
3. Secure a transfer agent and market maker broker-dealer for the Company's stock,
4.  Secure the necessary audits for the required filing documents, and
5.  Provide day-to-day operational management of the Company.

In exchange for these services, which the Company anticipates will last for a six month period, the Company agreed to pay Cypress cash fees of $200,000 as well as provide Cypress with 2,958,625 shares of its stock, which effectively transfers control of the Company to Cypress during this period. Upon receipt of the cash payment of $200,000, Cypress is to return the shares to the Company s treasury and the Company's former officers.

NOTE F - FILING WITH THE U.S. SECURITIES AND EXCHANGE COMMISSION

The Company has completed filing with the U.S. Securities and Exchange Commission one form to become public and is in the process of preparing a filing to be able to sell shares to the public. The Company filed a Form 10 under the Securities and Exchange Act of 1934 to start reporting its operations In conjunction with the Form 10, the Company will file an S-1 under the Securities Act of 1933 to allow its shareholders to sell their shares to the public. The plan is for the Company to register all the existing shareholders' 5,724,250 shares outstanding with the shares to be sold to the public at $0.25 per share. The costs for this offering are estimated to be less than $10,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

BACKGROUND

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and other financial information contained in this prospectus.

Overview

We are a development stage company. Although Credex has not operated pursuant to its business plan, in 2005 Credex purchased a portfolio of defaulted credit card debt to test the feasibility of its business plan. On a trial basis accounts from the portfolio were collected. The remainder of the portfolio was then sold. These transactions are shown in the statement of operations in
Item 1 of this quarterly report. Our auditors have raised substantial doubt as to our ability to continue as a going concern. We need a minimum of approximately $100,000 during the next 12 months to implement our business plan.

Since our inception, we have devoted our activities to the following:

     Purchasing a debt portfolio;
     Obtaining bids from professional collectors to collect the portfolio;
     Developing contacts from whom to purchase portfolios;
     Contracting for operational support; and
     Securing enough capital to carry out these activities.

Plan of Operations

As discussed above we have not operated pursuant to our business plan since inception and have generated no revenue in the three and nine months ended September 30, 2010 and 2009.

Development stage operating expenditures during the period from inception on September 2, 2005 to September 30, 2010 were $76,254 which consisted primarily of general and administrative expenses related to legal, accounting and other fees related to our formation and this offering. Our net loss was $12,248 and $12,398 for the nine months ended September 30, 2010 and 2009, respectively, and $52,804 net loss from inception through September 30, 2010. The cumulative income to date was $23,450 including finance income of $15,417, consulting income of $8,000 and interest income of $33.

Liquidity and Capital Resources

Our capital resources have been acquired through the sale of shares of our common stock.

At September 30, 2010 and December 31, 2009, we had total assets of $8,287 and $2,185, respectively, consisting of cash.

At September 30, 2010 and December 31, 2009, our total liabilities were $2,500 and $2,500 respectively consisting primarily of accounts payable.

We anticipate taking the following actions during the next 12 months, assuming we receive the required funding:

     Find and Lease a location for company offices
     Purchase office equipment
     Hire employees and begin training
     Begin Operations
     Start Marketing Phase Develop Sales Materials and Presentations.

Cash Requirements

We intend to provide funding for our activities, if any, through a combination of the private placement of the company's equity securities and the public sales of equity securities.

We have no agreement, commitment or understanding to secure any funding from any other source.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Credex has never been in bankruptcy or receivership. The Company is a new venture.

Credex's executive office is located at 454 Treemont Drive, Orange City, FL 32763. The telephone number is (386) 218-6823, and the fax number is
(386) 218-6823.

Credex is not operating its business until such time as capital is raised for operations. To date its operation has involved only selling stock to meet expenses.

To date its operation has involved only selling stock to meet expenses.

Disclosure of Contracted Obligations

Effective July 12, 2010, the Company entered into a agreement for services with Cypress Bend Executive Services, LLC ("Cypress"), a related party, whereby Cypress acts as consultant to:

1. Raise the necessary money for the Company to operate in the short term,
2. Prepare and file documents with the SEC to take the

                                       15
Company public,
3. Secure a transfer agent and market maker broker-dealer for the Company's stock,
4. Secure the necessary audits for the required filing documents, and
5. Provide day-to-day operational management services to the Company.

In exchange for these services, which the Company anticipates will last for a six month period, the Company agreed to pay Cypress cash fees of $200,000 as well as provide Cypress with 2,958,625 shares of its stock, which effectively transfers control of the Company to Cypress during this period. Upon receipt of the cash payment of $200,000, Cypress is to return the shares to the Company s treasury and to former officers.

Proposed Business

The Company intends to purchase portfolios with all rights, title and interest of non-performing accounts receivable (credit card debt) at deeply discounted rates, (approximately 3% or less of face values), outsource the collection process, develop a portfolio of restructured debt and sell the residual portfolio.

Non-performing portfolios accumulate in the normal course of operations, when a credit grantor from time to time charges-off from its books, accounts which are delinquent. Because the outstanding balance remains the obligation of the defaulting customer, a group of charged-off accounts (a portfolio) contains a value which can be obtained through various collection techniques. This value or yield is dependent upon several variables such as creditor standards, geographical stratification of the portfolio, age of the charge-offs, stages of internal and external collection efforts, elapsed time since collection was last worked, elapsed time since last activity, past recovery obtained from collection efforts and whether the debt is within the statute of limitations. These portfolios may be acquired at significant discounts of their face value, ranging from $0.01 to $0.07 on the dollar, with an expected return of 10% to 12% of the face value of the portfolios. The Company intends to purchase portfolios of Primary, Secondary and Tertiary distressed credit card debt from distressed debt wholesalers and re-sellers because they offer smaller portfolios for sale and re-purchase. These portfolios usually sell for $0.01 to $0.03 per dollar of face value. The prices stated are for 2009. On average, approximately $800,000 of face value defaulted credit card debt can be purchased with $12,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Because the company is in the development stage and has no operations with related markets, no market risks exist to be reported in this filing.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company is in the process of implementing disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports are recorded, processed, summarized, and reported within the time periods specified in rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our Chief Executive and Financial Officers to allow timely decisions regarding required disclosure.

As of September 31, 2010, the Chief Executive and Financial Officers carried out an assessment of the effectiveness of the design and operation of our disclosure controls and procedures and concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2010, because of material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified during management's assessment was (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.

These control deficiencies did not result in adjustments to the Company's interim financial statements. However, these control deficiencies could result in a material misstatement of significant accounts or disclosures that would result in a material misstatement to the Company's interim or annual financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute material weaknesses.

The Chief Executive and Financial Officers performed additional accounting and financial analyses and other post-closing procedures including detailed validation work with regard to balance sheet account balances, additional analysis on income statement amounts and managerial review of all significant account balances and disclosures in the Quarterly Report on Form 10-Q, to ensure that the Company's Quarterly Report and the financial statements forming part thereof are in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Quarterly Report fairly present, in all material respects, the Company's financial condition, results of operations, and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2010 there were no changes in our system of internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

Credex is not involved in any litigation or any material legal proceeding. No Officer or Director is involved in any litigation or any material legal proceeding.

Item 1A. Risk Factors

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The authorized equity of Credex Corporation consists of 100 million Shares, $.001 par value per share, of which 5,724,250 Shares are issued and outstanding to officers and directors for cash and services rendered from inception (September 2, 2005) through October 25, 2010.




                             [Intentionally left blank]

Credex Corporation
Sale of Investment

Title of               Shares    Share    Amount
Stock       Date       Issued    Price     Paid   Subscribed  Services
Common    09/09/2005     10,000   $0.100   $1,000
Common    10/24/2007  2,240,000   $0.010  $16,131
Common    10/24/2007    250,000   $0.010   $1,800
Common    04/04/2008     50,000   $0.020   $1,000
Common    07/07/2008     25,000   $0.020     $500
Common    07/28/2008     25,000   $0.020     $500
Common    08/16/2008     15,000   $0.020     $300
Common    09/06/2008     50,000   $0.020   $1,000
Common    09/21/2008     10,000   $0.020     $200
Common    10/01/2008     10,000   $0.020     $200
Common    10/17/2008     15,000   $0.020     $300
Common    12/31/2008    150,000   $0.020   $3,000
Common    06/22/2009     10,000   $0.020     $200
Common    06/22/2009     10,000   $0.020     $200
Common    06/29/2009     50,000   $0.020   $1,000
Common    06/29/2009     50,000   $0.020   $1,000
Common    06/29/2009    100,000   $0.020   $2,000
Common    06/29/2009     50,000   $0.020   $1,000
Common    06/29/2009     50,000   $0.020   $1,000
Common    06/29/2009    100,000   $0.020   $2,000
Common    07/22/2009     10,000   $0.020     $200
Common    08/04/2009    100,000   $0.020   $2,000
Common    09/19/2009     10,000   $0.020     $200
Common    10/07/2009     10,000   $0.020     $200
Common    10/07/2009     50,000   $0.020   $1,000
Common    10/07/2009     50,000   $0.020   $1,000
Common    11/19/2009     45,500   $0.020     $910
Common    12/15/2009     20,000   $0.020     $400
Common    02/22/2010     30,000   $0.020     $600
Common    03/16/2010     12,500   $0.020     $250
Common    04/14/2010    100,000   $0.020   $2,000
Common    04/30/2010    125,000   $0.020   $2,500
Common    07/12/2010  1,500,000   $0.113       $0       $0   $200,000*
Common    08/30/2010     12,500   $0.040     $500
Common    08/30/2010     25,000   $0.040   $1,000
Common    08/23/2010    125,000   $0.040   $5,000
Common    09/03/2010     25,000   $0.040   $1,000
Common    09/03/2010     62,500   $0.040   $2,500
Common    09/03/2010     25,000   $0.040   $1,000
Common    09/03/2010     25,000   $0.040   $1,000
Common    09/03/2010     25,000   $0.040   $1,000
Common    10/05/2010     56,250   $0.040   $2,250
Common    10/05/2010     10,000   $0.040     $400
                      5,724,250           $61,241       $0   $200,000*

*Stock issued as part of a service agreement for future services with Cypress Bend Executive Services, LLC. Refer to "Part I - Item 2:

Disclosure of Contracted Obligations."

Such shares were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act or under regulation D rule 504. All of the purchasers were officers, directors or persons personally known to the officers or directors.

Item 3.  Defaults Upon Senior Securities.

None

Item 5.  Other Information.

None

Item 6.  Exhibits.

Exhibit 3.(i) - Amended and Restated Articles of Incorporation
Exhibit 3.(ii)- Bylaws of Credex Corporation
Exhibit 31.1 - Certification of Chief Executive Officer of Credex Corporation
               required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2 - Certification of Chief Financial Officer of Credex Corporation
               required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1 - Certification of Chief Executive Officer of Credex Corporation
               pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and
               Section 1350 of 18 U.S.C. 63.
Exhibit 32.2 - Certification of Chief Executive Officer of Credex Corporation
               pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and
               Section 1350 of 18 U.S.C. 63.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Credex Corporation


By: /s/ Denise Leonardo
    ___________________________            Date:    October 25, 2010

    Denise Leonardo,
    Chief Executive Officer

                                       20
                                                                Exhibit -3.(i)
	                             RESTATED
                            ARTICLES OF INCORPORATION
                                        OF
                                CREDEX CORPORATION

     The undersigned subscriber to these Restated Articles of Incorporation, a natural person competent to contract, hereby forms a corporation under the laws of the State of Florida.

                                 ARTICLE I.  NAME

     The name of the corporation shall be CREDEX CORPORATION.

                         ARTICLE II.  NATURE OF BUSINESS

     This corporation may engage or transact in any or all lawful activities or business permitted under the laws of the United States, the State of Florida or any other state, country, territory, or nation.

                ARTICLE III.  CAPITAL STOCK and CORPORATE ADDRESS

     The maximum number of shares of stock that this corporation is authorized to have outstanding at any one time is 100,000,000 shares of common stock having a par value of $.001 per share.

      The street address of the registered office of the corporation shall be

454 Treemont Drive, Orange City, FL 32763.  The name of the initial registered agent of the corporation at that address is RICHARD R. COOK. The mailing address of the Corporation shall be 454 Treemont Drive, Orange City, FL 32763.

                            ARTICLE IV.  TERM OF EXISTENCE

      This corporation is to exist perpetually.

                              ARTICLE V.  DIRECTORS

      This corporation shall have four directors initially, whose names and addresses are:

Denise Leonardo, 9266 Keating Drive, Palm Beach Gardens, FL  33410

Julie Ann Goodwin, 232 Trickey Pond Road, Naples, ME 04055

Steven G. Salmond, 3290 Van Buren Ave., Apt, 30, Ogden, UT 84403

Janine Weller, 415 Macopin Road, West Milford, NJ 07480

                              ARTICLE VI.  OFFICERS

      The officers of the corporation shall be elected by the Directors. Until new officers are elected the following  will serve as officers of the corporation:

       Denise Leonardo               President
       Steven G. Salmond             Secretary & Treasurer

                            ARTICLE VII.  INCORPORATOR

      The name and street address of the Incorporator to these Articles of

Incorporation is:

James H. Bashaw, 505 E. New York, Suite 8, DeLand, FL  32724.

      IN WITNESS WHEREOF, the undersigned has hereunto set his hand and seal on this __28th_ day of September, 2010.


                                /s/ Steven G. Salmond  (SEAL)
                                ________________________________
                              	Steven G. Salmond

State of Florida  )
County of Volusia )

The foregoing instrument was acknowledged before me this 28th day of September, 2010, by Steven G. Salmond, who is personally known to me and who did take an oath.

Notary                            /s/ Melissa A. Bruno
___________                       __________________________
Title                             Notary Signature
DD619181                          Melissa A. Bruno
___________                       __________________________
Serial Number                     Notary Name Printed
                                  Commission expires: 12/22/10

                         ACCEPTANCE BY REGISTERED AGENT
                                CREDEX CORPORATION

Having been named Resident Agent and to accept Service of Process for the above named corporation at the place designated in these Articles of Incorporation, I hereby accept the appointment as Registered Agent and agree to act in this capacity, I further agree to comply with the provisions of all statutes relating to the proper and complete performance of my duties, and I am familiar with and accept the obligations of my position as Registered Agent.


                                  Resident Agent


                                  /s/ Richard R. Cook
                                  ____________________
                                  RICHARD R. COOK

                                                                 Exhibit-3.(ii)
                                CORPORATE BYLAWS

                               CREDEX CORPORATION

ARTICLE I. MEETING OF SHAREHOLDERS

Section 1. Annual Meeting. The annual shareholder meeting of CREDEX Corporation will be held on the 30th day of October, of each year or at such other time and place as designated by the Board of Directors of CREDEX Corporation provided that if said day falls on a Sunday or legal holiday, then the meeting will be held on the first business day thereafter. Business transacted at said meeting will include the election of directors of CREDEX Corporation.

Section 2. Special Meetings. Special meetings of the shareholders will be held when directed by the President, Board of Directors, or the holders of not less than 10 percent of all the shares entitled to be cast on any issue proposed to be considered at the proposed special meeting; provided that said persons sign, date and deliver to CREDEX Corporation one or more written demands for the meeting describing the purposes(s) for which it is to be held. A meeting requested by shareholders of CREDEX Corporation will be called for a date not less than 10 nor more than 60 days after the request is made, unless the shareholders requesting the meeting designate a later date. The call for the meeting will be issued by the Secretary, unless the President, Board of Directors or shareholders requesting the meeting designate another person to do so.

Section 3. Place. Meetings of shareholders will be held at the principal place of business of CREDEX Corporation or at such other place as is designated by the Board of Directors.

Section 4. Record Date and List of Shareholders. The Board of Directors of CREDEX Corporation shall fix the record date; however, in no event may a record date fixed by the Board of Directors be a date prior to the date on which the resolution fixing the record date is adopted.

After fixing a record date for a meeting, the Secretary shall prepare an alphabetical list of the names of all CREDEX Corporation's shareholders who are entitled to notice of a shareholders' meeting, arranged by voting group with the address of and the number and class and series, if any, of shares held by each. Said list shall be available for inspection in accordance with Florida Law.

Section 5. Notice. Written notice stating the place, day and hour of the meeting, and the purpose(s) for which said special meeting is called, will be delivered not less than 10 nor more than 60 days before the meeting, either personally or by first class mail, by or at the direction of the President, the Secretary or the officer or persons calling the meeting to each shareholder of record entitled to vote at such meeting. If mailed, such notice will be deemed to be effective when deposited in the United States mail and addressed to the shareholder at the shareholder's address as it appears on the stock transfer books of CREDEX Corporation, with postage thereon prepaid.

CREDEX Corporation shall notify each shareholder, entitled to a vote at the meeting, of the date, time and place of each annual and special shareholder's meeting no fewer than 10 or more than 60 days before the meeting date. Notice of a special meeting shall describe the purpose(s) for which the meeting is called. A shareholder may waive any notice required hereunder either before or after the date and time stated in the notice; however, the waiver must be in writing, signed by the shareholder entitled to the notice and be delivered to CREDEX Corporation for inclusion in the minutes or filing in the corporate records.

Section 6. Notice of Adjourned Meeting. When a meeting is adjourned to another time or place, it will not be necessary to give any notice of the adjourned meeting provided that the time and place to which the meeting is adjourned are announced at the meeting at which the adjournment is taken. At such an adjourned meeting, any business may be transacted that might have been transacted on the original date of the meeting. If, however, a new record date for the adjourned meeting is made or is required, then, a notice of the adjourned meeting will be given on the new record date as provided in this Article to each shareholder of record entitled to notice of such meeting.

Section 7. Shareholder Quorum and Voting. A majority of the shares entitled to vote, represented in person or by proxy, will constitute a quorum at a meeting of shareholders.

If a quorum, as herein defined, is present, the affirmative vote of a majority of the shares represented at the meeting and entitled to vote on the subject matter thereof will be the act of the shareholders unless otherwise provided by law.

Section 8. Voting of Shares. Each outstanding share will be entitled to one vote on each matter submitted to a vote at a meeting of shareholders.

Section 9. Proxies. A shareholder may vote either in person or by proxy provided that any and all proxies are executed in writing by the shareholder or his duly authorized attorney-in-fact. No proxy will be valid after the duration of 11 months from the date thereof unless otherwise provided in the proxy.

Section 10. Action by Shareholders Without a Meeting. Any action required or permitted by law, these bylaws, or the Articles of Incorporation of CREDEX Corporation to be taken at any annual or special meeting of shareholders may be taken without a meeting, without prior notice and without a vote, provided that the action is taken by the holders of outstanding stock of each voting group entitled to vote thereon having not less than the minimum number of votes with respect to each voting group that would be necessary to authorize or take such action at a meeting at which all voting groups and shares entitled to vote thereon were present and voted, as provided by law. The foregoing actions(s) shall be evidenced by written consents describing the action taken, dated and signed by approving shareholders having the requisite number of votes of each voting group entitled to vote thereon and delivered to CREDEX Corporation in accordance with Florida Law. Within 10 days after obtaining such authorization by written consent, notice shall be given to those shareholders who have not consented in writing or who are not entitled to vote. Said notice shall fairly summarize the material features of the authorized action and if the action requires the providing of dissenters' rights, said notice will comply with the disclosure requirements pertaining to dissenters' rights of Florida Law.

                             ARTICLE II. DIRECTORS

Section 1. Function. All corporate powers, business, and affairs will be exercised, managed and directed under the authority of the Board of Directors.

Section 2. Qualification. Directors must be natural persons of 18 years of age or older but need not be residents of this state and need not be shareholders of CREDEX Corporation.

Section 3. Compensation. The Board of Directors will have authority to fix the compensation for directors of CREDEX Corporation.

Section 4. Presumption of Assent. A director of CREDEX Corporation who is present at a meeting of the Board of Directors at which action on any corporate matter is taken will be presumed to have assented to the action taken unless such director votes against such action or abstains from voting in respect thereto because of an asserted conflict of interest.

Section 5. Number. CREDEX Corporation will have up to 7 director(s).

Section 6. Election and Term. Each person named in the Articles of Incorporation as a member of the initial Board of Directors will hold office until said directors will have been qualified and elected at the first annual meeting of shareholders, or until said directors earlier resignation, removal from office or death. At the first annual meeting of shareholders and at each annual meeting thereafter, the shareholders will elect directors to hold office until the next annual meeting. Each director will hold office for a term for which said director is elected until said director's successor will have been qualified and elected, said director's prior resignation, said director's removal from office or said director's death.

Section 7. Vacancies. Any vacancy occurring in the Board of Directors will be filled by the affirmative vote of a majority of the shareholders or of the remaining directors even though less than a quorum of the Board of Directors. A director elected to fill a vacancy will hold office only until the next election of directors by the shareholders.

Section 8. Removal and Resignation of Directors. At a meeting of shareholders called expressly for that purpose, any director or the entire Board of Directors may be removed, with or without cause, by a vote of the holders of a majority of the shares then entitled to vote at an election of directors.
A director may resign at any time by delivering written notice to the Board of Directors or its chairman or to CREDEX Corporation by and through one of its officers. Such a resignation is effective when the notice is delivered unless a later effective date is specified in said notice.

Section 9. Quorum and Voting. A majority of the number of directors fixed by these Bylaws shall constitute a quorum for the transaction of business. The act of a majority of the directors present at a meeting at which a quorum is present will be the act of the Board of Directors.

Section 10. Executive and Other Committees. A resolution, adopted by a majority of the full Board of Directors, may designate from among its members an executive committee and/or other committee(s) which will have and may exercise all the authority of the Board of Directors to the extent provided in such resolution, except as is provided by law. Each committee must have two or more members who serve at the pleasure of the Board of Directors. The board may, by resolution adopted by a majority of the full Board of Directors, designate one or more directors as alternate members of any such committee who may act in the place and instead of any absent member or members at any meeting of such committee.

Section 11. Place of Meeting. Special or regular meetings of the Board of Directors will be held within or without the State of Florida.

Section 12. Notice, Time and Call of Meetings. Regular meetings of the Board of Directors will be held without notice on such dates as are designated by the Board of Directors. Written notice of the time and place of special meetings of the Board of Directors will be given to each director by either personal delivery, telegram or cablegram at least two (2) days before the meeting or by notice mailed to the director at least five (5) days before the meeting.

Notice of a meeting of the Board of Directors need not be given to any director who signs a waiver of notice either before or after the meeting. Attendance of a director at a meeting will constitute a waiver of notice of such meeting and waiver of any and all objections to the place of the meeting, the time of the meeting, or the manner in which it has been called or convened, except when a director states, at the beginning of the meeting, any objection to the transaction of business because the meeting is not lawfully called or convened.

Neither the business to be transacted nor the purpose of, regular or special meetings of the Board of Directors need be specified in the notice or waiver of notice of such meeting.

A majority of the directors present, whether or not a quorum exists, may adjourn any meeting of the Board of Directors to another time and place. Notice of any such adjourned meeting will be given to the directors who were not present at the time of the adjournment.

Meetings of the Board of Directors may be called by the Chairman of the Board, the President of CREDEX Corporation or any two directors.

Members of the Board of Directors may participate in a meeting of such board by means of a conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other at the same time. Participation by such means shall constitute presence in person at a meeting.

Section 13. Action Without a Meeting. Any action required to be taken at a meeting of the Board of Directors, or any action which may be taken at a meeting of the Board of Directors or a committee thereof, may be taken without a meeting if a consent in writing, setting forth the action to be so taken, signed by all the directors, or all the members of the committee, as the case may be, is filed in the minutes of the proceedings of the board or of the committee. Such consent will have the same effect as a unanimous vote.

                              ARTICLE III. OFFICERS

Section 1. Officers. The officers of CREDEX Corporation will consist of a president, a vice president, a secretary and a treasurer, each of whom will be elected by the Board of Directors. Such other officers and assistant officers and agents as may be deemed necessary may be elected or appointed by the Board of Directors from time to time. Any two or more offices may be held by the same person.

Section 2. Duties. The officers of CREDEX Corporation will have the following duties:

The President will be the chief executive officer of CREDEX Corporation, who generally and actively manages the business and affairs of CREDEX Corporation subject to the directions of the Board of Directors. Said officer will preside at all meetings of the shareholders and Board of Directors.
The Vice President will, in the event of the absence or inability of the President to exercise his office, become acting president of the organization with all the rights, privileges and powers as if said person had been duly elected president.

The Secretary will have custody of, and maintain all of the corporate records except the financial records. Furthermore, said person will record the minutes of all meetings of the shareholders and Board of Directors, send all notices of meetings and perform such other duties as may be prescribed by the Board of Directors or the President. Furthermore, said officer shall be responsible for authenticating records of CREDEX Corporation.

The Treasurer shall retain custody of all corporate funds and financial records maintain full and accurate accounts of receipts and disbursements and render accounts thereof at the annual meetings of shareholders and whenever else required by the Board of Directors or the President, and perform such other duties as may be prescribed by the Board of Directors or the President.

Section 3. Removal and Resignation of Officers. An officer or agent elected or appointed by the Board of Directors may be removed by the Board of Directors whenever in the Board's judgment the best interests of CREDEX Corporation will be served thereby.

Any officer may resign at any time by delivering notice to CREDEX Corporation.

Said resignation is effective upon delivery unless the notice specifies a later effective date.

Any vacancy in any office may be filled by the Board of Directors.

                        ARTICLE IV. STOCK CERTIFICATES

Section 1. Issuance. Every holder of share(s) in CREDEX Corporation will be entitled to have a certificate representing all share(s) to which he is holder. No certificate representing share(s) will be issued until such share(s) is/are fully paid.

Section 2. Form. Certificates representing share(s) in CREDEX Corporation will be signed by the President or Vice President and the Secretary or an Assistant Secretary and will be sealed with the seal of CREDEX Corporation.

Section 3. Transfer of Stock. CREDEX Corporation will register a stock certificate presented for transfer if the certificate is properly endorsed by the holder of record or by his duly authorized agent.

Section 4. Lost, Stolen, or Destroyed Certificates. If a shareholder claims that a stock certificate representing shares issued and recorded by CREDEX Corporation has been lost or destroyed, a new certificate will be issued to said shareholder, provided that said shareholder presents an affidavit claiming the certificate of stock to be lost, stolen or destroyed. At the discretion of the Board of Directors, said shareholder may be required to deposit a bond or other indemnity in such amount and with such sureties, if any, as the board may require.

                          ARTICLE V. BOOKS AND RECORDS

Section 1. Books and Records. CREDEX Corporation shall keep as permanent records minutes of all meetings of its shareholders and Board of Directors, a record of all actions taken by the shareholders or Board of Directors without a meeting, and a record of all actions taken by a committee of the Board of Directors in place of the Board of Directors on behalf of CREDEX Corporation.

Furthermore, CREDEX Corporation shall maintain accurate accounting records.

Furthermore, CREDEX Corporation shall maintain the following:

(i) a record of its shareholders in a form that permits preparation of a list of the names and addresses of all shareholders in alphabetical order by class of shares showing the number and series of shares held by each;
(ii) CREDEX Corporation's Articles or Restated Articles of Incorporation and all amendments thereto currently in effect;
(iii)CREDEX Corporation's Bylaws or Restated Bylaws and all amendments thereto currently in effect;
(iv)	Resolutions adopted by the Board of Directors creating one or more classes or series of shares and fixing their relative rights, preferences and limitations if shares issued pursuant to those resolutions are outstanding;
(v)	The minutes of all shareholders' meetings and records of all actions taken by shareholders without a meeting for the past 3 years;
(vi)	Written communications to all shareholders generally or all
shareholders of a class or series within the past 3 years including the financial statements furnished for the past 3 years to shareholders as may be required under Florida Law;
(vii)	A list of the names and business street addresses of CREDEX
Corporation's current directors and officers; and
(viii)	A copy of CREDEX Corporation's most recent annual report delivered to the Department of State.


Any books, records and minutes may be in written form or in any other form capable of being converted into written form.

Section 2. Shareholder's Inspection Rights. A shareholder of CREDEX Corporation (including a beneficial owner whose shares are held in a voting trust or a nominee on behalf of a beneficial owner) may inspect and copy, during regular business hours at CREDEX Corporation's principal office, any of the corporate records required to be kept pursuant to Section 1, of this Article of these Bylaws, if said shareholder gives CREDEX Corporation written notice of such demand at least 5 business days before the date on which the shareholder wishes to inspect and copy. The foregoing right of inspection is subject however to such other restrictions as are applicable under Florida Law, including, but not limited to, the inspection of certain records being permitted only if the demand for inspection is made in good faith and for a proper purpose (as well as the shareholder describing with reasonable particularity the purpose and records desired to be inspected and such records are directly connected with the purpose).

Section 3. Financial Information. Unless modified by resolution of the shareholders within 120 days of the close of each fiscal year, CREDEX Corporation shall furnish the shareholders annual financial statements which may be consolidated or combined statements of CREDEX Corporation and one or more of its subsidiaries as appropriate, that include a balance sheet as of the end of the fiscal year, an income statement for that year, and a statement of cash flow for that year. If financial statements are prepared on the basis of generally accepted accounting principles, the annual financial statements must also be prepared on that basis. If the annual financial statements are reported on by a public accountant, said accountant's report shall accompany said statements. If said annual financial statements are not reported on by a public accountant, then the statements shall be accompanied by a statement of the president or the person responsible for CREDEX Corporation's accounting records (a) stating his reasonable belief whether the statements were prepared on the basis of generally accepted accounting principles and if not, describing the basis of preparation; and (b) describing any respects in which the statements were not prepared on a basis of accounting consistent with the statements prepared for the preceding year. The annual financial statements shall be mailed to each shareholder of CREDEX Corporation within 120 days after the close of each fiscal year or within such additional time as is reasonably necessary to enable CREDEX Corporation to prepare same, if, for reasons beyond CREDEX Corporation's control, said annual financial statement cannot be prepared within the prescribed period.

Section 4. Other Reports to Shareholders. CREDEX Corporation shall report any indemnification or advanced expenses to any director, officer, employee, or agent (for indemnification relating to litigation or threatened litigation) in writing to the shareholders with or before the notice of the next shareholders' meeting, or prior to such meeting if the indemnification or advance occurs after the giving of such notice but prior to the time such meeting is held, which report shall include a statement specifying the persons paid, the amounts paid, and the nature and status, at the time of such payment, of the litigation or threatened litigation.
Additionally, if CREDEX Corporation issues or authorizes the issuance of shares for promises to render services in the future, CREDEX Corporation shall report in writing to the shareholders the number of shares authorized or issued and the consideration received by CREDEX Corporation, with or before the notice of the next shareholders' meeting.

                              ARTICLE VI. DIVIDENDS

The Board of Directors of CREDEX Corporation may, from time to time declare dividends on its shares in cash, property or its own shares, except when CREDEX Corporation is insolvent or when the payment thereof would render CREDEX Corporation insolvent, subject to Florida Law.

                           ARTICLE VII. CORPORATE SEAL

The Board of Directors will provide a corporate seal which will be in circular form embossing in nature and stating "Corporate Seal", "Florida", year of incorporation and name of said corporation.

                             ARTICLE VIII. AMENDMENT

These Bylaws may be altered, amended or repealed, and altered, amended or new Bylaws may be adopted by a majority vote of the full Board of Directors.



Adapted as the initial by-laws of the corporation by the sole director on October 30, 2005.

                                                             Exhibit 31.1

OFFICER'S CERTIFICATES

PURSUANT TO SECTION 302

I, Denise Leonardo, certify that:

1. I have reviewed this report on Form 10-Q of Credex Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15 (e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  October 25, 2010


By: /S/ Denise Leonardo
    _____________________

    Denise Leonardo
    President (CEO)

                                                             Exhibit 31.2

OFFICER'S CERTIFICATES

PURSUANT TO SECTION 302

I, Steven G. Salmond, certify that:

1. I have reviewed this report on Form 10-Q of Credex Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15 (e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: October 25, 2010

By: /s/ Steven G. Salmond
    ______________________

    Steven G. Salmond
    Secretary / Treasurer (CFO)



                                                                Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Credex Corporation (the "Company") on Form 10-Q for the quarter ended September 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: October 25, 2010

By: /s/ Denise Leonardo
    _____________________

    Denise Leonardo
    President (CEO)

A signed original of this written statement required by Section 906, or other document authentications, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Credex Corporation and will be retained by Credex Corporation and furnished to the Securities and Exchange Commission or its staff upon request.



                                                                Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Credex Corporation (the "Company") on Form 10-Q for the quarter ended September 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: October 25, 2010

By: /s/ Steven G. Salmond
    _______________________
    Steven G. Salmond
    Secretary / Treasurer (CFO)


A signed original of this written statement required by Section 906, or other document authentications, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Credex Corporation and will be retained by Credex Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

