Form 10-Q/A
period 2010-09-30
CREDEX CORP
filed 2010-12-16
CIK 1432939

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

FORM 10-Q/A First Amendment

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

In exchange for these services, which the Company anticipates will last for a six month period, the Company agreed to pay Cypress cash fees of $200,000 as well as provide Cypress with 2,958,625 shares of its stock, which effectively transfers control of the Company to Cypress during this period. As a condition precedent, the fee liability does not become due until all the services stated in the agreement have been completed. Upon receipt of the cash payment of $200,000, Cypress is to return the shares to the Companys treasury and the Company's former officers.

NOTE F - FILING WITH THE U.S. SECURITIES AND EXCHANGE COMMISSION

The Company has completed filing with the U.S. Securities and Exchange Commission one form to become public and is in the process of preparing a filing to be able to sell shares to the public. The Company filed a Form 10 under the Securities and Exchange Act of 1934 to start reporting its operations In conjunction with the Form 10, the Company will file an S-1 under the Securities Act of 1933 to allow its shareholders to sell their shares to the public. The plan is for the Company to register part of the existing shareholders' 2,940,625 shares outstanding with the shares to be sold to the public at $0.25 per share. The costs for this offering are estimated to be less than $10,000.

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

In exchange for these services, which the Company anticipates will last for a six month period, the Company agreed to pay Cypress cash fees of $200,000 as well as provide Cypress with 2,958,625 shares of its stock, which effectively transfers control of the Company to Cypress during this period. As a condition precedent, the fee liability does not become due until all the services stated in the agreement have been completed. Upon receipt of the cash payment of $200,000, Cypress is to return the shares to the Company's treasury and to former officers.

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




                             [Intentionally left blank]

Credex Corporation
Sale of Investment

Title of               Shares    Share    Amount
Stock       Date       Issued    Price     Paid   Subscribed  Services
Common    09/09/2005     10,000   $0.100   $1,000
Common    10/24/2007  2,240,000   $0.010  $16,131
Common    10/24/2007    250,000   $0.010   $1,800
Common    04/04/2008     50,000*  $0.020   $1,000
Common    07/07/2008     25,000*  $0.020     $500
Common    07/28/2008     25,000*  $0.020     $500
Common    08/16/2008     15,000*  $0.020     $300
Common    09/06/2008     50,000*  $0.020   $1,000
Common    09/21/2008     10,000*  $0.020     $200
Common    10/01/2008     10,000*  $0.020     $200
Common    10/17/2008     15,000*  $0.020     $300
Common    12/31/2008    150,000*  $0.020   $3,000
Common    06/22/2009     10,000   $0.020     $200
Common    06/22/2009     10,000   $0.020     $200
Common    06/29/2009     50,000   $0.020   $1,000
Common    06/29/2009     50,000   $0.020   $1,000
Common    06/29/2009    100,000   $0.020   $2,000
Common    06/29/2009     50,000   $0.020   $1,000
Common    06/29/2009     50,000   $0.020   $1,000
Common    06/29/2009    100,000   $0.020   $2,000
Common    07/22/2009     10,000   $0.020     $200
Common    08/04/2009    100,000   $0.020   $2,000
Common    09/19/2009     10,000   $0.020     $200
Common    10/07/2009     10,000   $0.020     $200
Common    10/07/2009     50,000   $0.020   $1,000
Common    10/07/2009     50,000   $0.020   $1,000
Common    11/19/2009     45,500   $0.020     $910
Common    12/15/2009     20,000   $0.020     $400
Common    02/22/2010     30,000   $0.020     $600
Common    03/16/2010     12,500   $0.020     $250
Common    04/14/2010    100,000   $0.020   $2,000
Common    04/30/2010    125,000   $0.020   $2,500
Common    07/12/2010  1,500,000   $0.113       $0       $0   $200,000**
Common    08/30/2010     12,500   $0.040     $500
Common    08/30/2010     25,000   $0.040   $1,000
Common    08/23/2010    125,000   $0.040   $5,000
Common    09/03/2010     25,000   $0.040   $1,000
Common    09/03/2010     62,500   $0.040   $2,500
Common    09/03/2010     25,000   $0.040   $1,000
Common    09/03/2010     25,000   $0.040   $1,000
Common    09/03/2010     25,000   $0.040   $1,000
Common    10/05/2010     56,250   $0.040   $2,250
Common    10/05/2010     10,000   $0.040     $400
                      5,658,000           $61,241       $0   $200,000*

* Shares sold under Reg D. The remaining shares were sold under the Private Memorandum Placement.
**Stock issued as part of a service agreement for future services with Cypress Bend Executive Services, LLC. Refer to "Part I - Item 2:

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

Credex Corporation


By: /s/ Denise Leonardo
    ___________________________            Date:    December 16, 2010

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

Date:  December 16, 2010


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

Date: December 16, 2010

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

Date: December 16, 2010

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

Date: December 16, 2010

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

