Form 10-Q/A
period 2010-09-30
CREDEX CORP
filed 2011-01-06
CIK 1432939

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

FORM 10-Q/A Third Amendment

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk..... 17

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

In exchange for these services, which the Company anticipates will last for a six month period, the Company agreed to pay Cypress cash fees of $200,000 as well as provide Cypress with 2,958,625 shares of its stock, which effectively transfers control of the Company to Cypress during this period. As a condition precedent, the fee liability does not become a liability or due until all the services stated in the agreement have been completed. Therefore, the Cypress liability will not be recorded until all the contracted services have been completed. Upon receipt of the cash payment of $200,000, Cypress is to return the shares to the Companys treasury and the Company's former officers.

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


In exchange for these services, which the Company anticipates will last for a six month period, the Company agreed to pay Cypress cash fees of $200,000 as well as provide Cypress with 2,958,625 shares of its stock, which effectively transfers control of the Company to Cypress during this period. As a condition precedent, the fee liability does not become a liability or due until all the services stated in the agreement have been completed. Therefore, the Cypress liability will not be recorded until all the contracted services have been completed. Upon receipt of the cash payment of $200,000, Cypress is to return the shares to the Companys treasury and the Company's former officers.

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

Credex Corporation


By: /s/ Denise Leonardo
    ___________________________            Date:    January 6, 2011

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

Date:  January 6, 2011


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

Date: January 6, 2011

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

Date: January 6, 2011

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

Date: January 6, 2011

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

