Form 10-Q/A
period 2010-09-30
CREDEX CORP
filed 2011-01-25
CIK 1432939

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

Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . 9




                        Credex Corporation
                        (A Development Stage Company)
                            BALANCE SHEETS
         September 30, 2010, [Unaudited] and December 31, 2009


                                   ASSETS

                                                September 30,    December 31,
                                                    2010              2009
                                                ------------     ------------
                                                (Unaudited)
CURRENT ASSETS:
  Cash                                            $  8,287         $  2,185
                                                  --------         --------
      Total Assets                                $  8,287         $  2,185
                                                  ========         ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                $  2,500         $  2,500
                                                  --------         --------
      Total Current Liabilities                      2,500            2,500
                                                  --------         --------
STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $0.001 par value;
    100,000,000 authorized shares, 5,658,000
    and 3,565,500 shares issued and
    outstanding at September 30, 2010, and
    December 31, 2009, respectively                  5,658            3,565
  Additional paid in capital                       252,933           36,676
  Less unearned capital (see Note E)              (160,000)               0
  Accumulated deficit during the
    development stage                              (92,804)         (40,556)
                                                  --------         --------
      Total Stockholders' Equity (Deficit)           5,787             (315)
                                                  --------         --------
      Total Liabilities and Stockholders'
        Equity (Deficit)                          $  8,287         $  2,185
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


                         Three Months Ended   Nine Months Ended Cumulative from
                           September 30,        September 30       Inception to
                         ------------------   -----------------   September 30,
                          2010       2009     2010      2009            2010
                         -------    ------   --------  --------      ----------
REVENUE:
  Finance income         $     0    $    0   $      0  $      0      $ 15,417
  Consulting income            0         0          0         0         8,000
                         -------    ------   --------  --------      --------
      Total Revenue            0         0          0         0        23,417
                         -------    ------   --------  --------      --------
EXPENSES:
  Travel                       0     1,651          0     1,651         6,882
  Office expenses          1,464     1,194      1,993     1,547         8,035
  Telephone                  257         0        257         0         2,579
  Professional fees
    (see Note E)          46,268     1,200     48,668     9,200        73,965
  Advertising                  0         0          0         0           350
  Portfolio purchase           0         0          0         0        21,000
  Seminar                      0         0          0         0         1,585
  Rent                     1,330         0      1,330         0	         1,858
                         -------    ------   --------  --------      --------
      Total Expenses      49,319     4,045     52,248    12,398       116,254
                         -------    ------   --------  --------      --------
  Operating Loss         (49,319)   (4,045)   (52,248)  (12,398)      (92,837)
                         -------    ------   --------  --------      --------
OTHER INCOME:
  Interest income              0         0          0         0            33
                         -------    ------   --------  --------      --------
  Net loss before income
    taxes                (49,319)   (4,045)   (52,248)  (12,398)      (92,804)

INCOME TAXES                   0         0          0         0             0
                         -------    ------   --------  --------      --------
  Net Loss              $(49,319)  $(4,045)  $(52,248) $(12,398)     $(92,804)
                         =======   =======   ========  ========      ========

Basic net loss per share $(0.009)  $(0.001)  $ (0.012) $ (0.004)
                         =======   =======   ========  ========
Weighted average number
  of shares
  outstanding (000's)      5,243     3,342      4,211     3,018
                           =====     =====      =====     =====

  The accompanying notes are an integral part of these financial statements.

                            Credex Corporation
                             (A Development Stage Company)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
      For Periods from Inception [September 2, 2005] to September 30, 2010

                                Common Stock      Additional             Development         Total
                               ----------------    Paid-in      Unearned       Stage  Stockholders'
                               Shares    Amount     Capital      Capital     Deficit        Equity
                             ---------   ------    --------  ------------    -------     ---------
September 2, 2005, Date of
    Incorporation                    0   $    0     $     0    $       0     $     0      $      0
Shares purchased for cash
    at $0.001 per share         10,000       10         990            0           0         1,000
Net loss for year ended
   December 31, 2005                 0        0           0            0      (8,397)       (8,397)
                             ---------   ------    --------    ---------    --------      --------
Balances   December 31, 2005    10,000       10         990            0      (8,397)       (7,397)

Net loss for year ended
   December 31, 2006                 0        0           0            0      (8,056)       (8,056)
                             ---------   ------    --------    ---------    --------      --------
Balances   December 31, 2006    10,000       10         990            0     (16,453)      (15,453)

Stockholder loan used to
   purchase shares at
   $0.0072 per share         2,490,000    2,490      15,441            0           0        17,931
Net loss for year ended
   December 31, 2007                 0        0           0            0      (2,087)       (2,087)
Balances   December 31,      ---------   ------    --------    ---------    --------      --------
   2007                      2,500,000    2,500      16,431            0     (18,540)          391

Shares issued for cash
   at $0.02 per share          350,000      350       6,650            0           0         7,000
Net loss for year ended
   December 31, 2008                 0        0           0            0      (7,001)       (7,001)
Balances   December 31,      ---------   ------    --------    ---------    --------      --------
   2008                      2,850,000    2,850      23,081            0     (25,541)          390

Shares issued for cash
   at $0.02 per share          715,500      715      13,595            0           0        14,310
Net loss for year ended
   December 31, 2009                 0        0           0            0     (15,015)      (15,015)
Balances   December 31,      ---------   ------    --------    ---------    --------      --------
   2009                      3,565,500    3,565      36,676            0     (40,556)         (315)

Shares issued for cash
   at $0.02 per share
   (unaudited)                 267,500      268       5,082            0           0         5,350
Shares issued for cash
   at $0.04 per share
   (unaudited)                 325,000      325      12,675            0           0        13,000
Shares issued for future
   services at $0.113 per
   share (unaudited)         1,500,000    1,500     198,500     (200,000)          0             0
Unearned capital amortized
   (unaudited)                       0        0           0       40,000           0        40,000
Net loss for period ended
   September 30, 2010
   (unaudited)                       0        0           0            0     (52,248)      (52,248)
Balances   September 30,     ---------   ------    --------    ---------    --------      --------
   2010 (unaudited)          5,658,000   $5,658    $252,933    $(160,000)   $(92,804)     $  5,787
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


                                            Nine Months Ended   Cumulative from
                                               September 30      Inception to
                                            ------------------    September 30,
                                              2010      2009          2010
                                            --------  --------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                 $(52,248) $(12,398)     $(92,804)
   Add non-cash expenses to Net Loss:
     Professional fees from consulting
     agreement (see Note E)                   40,000         0        40,000
   Adjustments to reconcile net loss
    to net cash:
     Used by operations -
      Increase (decrease) in accounts
        payable                                    0      (500)        2,500
                                            --------  --------      --------
        Net Cash Used by Operating
           Activities                        (12,248)  (12,898)      (50,304)
                                            --------  --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from stockholder loan                  0         0        46,828
   Repayment of stockholder loan                   0         0       (28,897)
   Sale of common stock                       18,350    10,800        40,660
                                            --------  --------      --------
        Net Cash Provided by Financing
           Activities                         18,350    10,800        58,591
                                            --------  --------      --------
   Net Increase (Decrease) in Cash             6,102    (2,098)        8,287

   Cash and Equivalents,
       Beginning of Period                     2,185     3,390             0
                                            --------  --------      --------
   Cash and Equivalents,
       End of Period                        $  8,287  $  1,292      $  8,287
                                            ========  ========      ========

SIGNIFICANT NON-CASH ACTIVITIES:
   Stockholder loan contributed to
      Capital for Common stock              $      0  $      0      $ 17,931
                                            ========  ========      ========
   Common stock issued as collateral for
      future services / additional capital
      not earned (see Note E)               $200,000  $      0      $200,000
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

NOTE B - STOCKHOLDERS' EQUITY (Deficit)

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

On July 9, 2010, the Company entered into a agreement for services with Cypress, a related party, whereby Cypress acts as consultant to:

1.  Raise the necessary money for the Company to operate in the short term,
2.  Prepare and file documents with the SEC to take the Company public,
3. Secure a transfer agent and market maker broker-dealer for the Company's stock,
4.  Secure the necessary audits for the required filing documents, and
5.  Provide day-to-day operational management of the Company.

In exchange for these services, which the Company anticipates will last for a ten month period, the Company agreed to pay Cypress cash fee of $200,000 as well as provide Cypress with 2,958,625 shares of its stock, which effectively transfers control of the Company to Cypress during this period. Because the consulting services began August 1, 2010, amortization into Professional Fee was $40,000 in 2010 and $0 in 2009 resulting in net unearned capital of $160,000 as of September 30, 2010. Upon receipt of the cash payment of $200,000, Cypress is to return the shares to the Companys treasury and the Company's former officers. [Refer to Note B - Stockholders' Equity (Deficit)]

NOTE F - FILING WITH THE U.S. SECURITIES AND EXCHANGE COMMISSION

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

Disclosure of Contracted Obligations

On July 9, 2010, the Company entered into a agreement for services with Cypress Bend Executive Services, LLC ("Cypress"), a related party, whereby Cypress acts as consultant to:

1. Raise the necessary money for the Company to operate in the short term,

2. Prepare and file documents with the SEC to take the Company public,
3. Secure a transfer agent and market maker broker-dealer for the Company's stock,
4. Secure the necessary audits for the required filing documents, and
5. Provide day-to-day operational management services to the Company.

In exchange for these services, which the Company anticipates will last for a ten month period, the Company agreed to pay Cypress cash fees of $200,000 as well as provide Cypress with 2,958,625 shares of its stock, which effectively transfers control of the Company to Cypress during this period. Also, as part of the contract Steven G. Salmond, a member of Cypress Bend was installed as Secretary, Treasurer, CFO and Director of Credex. Because the consulting services began August 1, 2010, amortization into Professional Fees was $40,000 in 2010 and $0 in 2009 and 2008 resulting in net unearned capital of $160,000 as of September 30, 2010 [unaudited]. Upon receipt of the cash payment of $200,000, Cypress is to return the shares to the Company's treasury.

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

Credex Corporation


By: /s/ Denise Leonardo
    ___________________________            Date:    January 25, 2011

    Denise Leonardo,
    Chief Executive Officer

