Form 10-Q/A
period 2010-09-30
CREDEX CORP
filed 2011-02-18
CIK 1432939

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549

                      FORM 10-Q/A Fourth Amendment

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

                                 5,724,250

                               EXPLANATORY NOTE

This amendment is for the purpose to properly disclose the restatement of the financial statements and the related notes regarding the correction of an error in application of generally accepted accounting principles with the related required disclosures of the correction. The correction was for $40,000 of amortization of unrealized capital into operation in the Professional Fees related to the service contract Credex has with Cypress Bend Executive
Services, LLC. [Please refer to Note E - Related Party and Note G - Restatement contained in the notes to the financial statements.]


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

NOTE G - RESTATEMENT

The Statement of Operations for the periods ended September 30, 2010 was restated for correction of an error in the amount of $40,000. This error was for unrecorded amortization of consulting services of Cypress (refer to Note E - Related Party) of $40,000. The Statement for Operations' Professional Fees was increased by $40,000 for the three months, nine months, and from inception [September 2, 2005] ended/to September 30, 2010. In Stockholders' Equity section of the Balance Sheet at September 30, 2010, unearned capital balance of $160,000 resulted from the amortization into Professional Fees. This contract was entered into during the three months ended September 30, 2010. This accounting change will result in the net loss to increase in each future accounting period until the contract is completed when all of the $200,000 fees will be due and payable.

ASC FASB 250-10-50-7 Disclosure

Effects on previously issued financial statements for the periods ended September 30, 2010 are as follows:

Statement of Operations and Comprehensive Income for the Three Months Ended September 30, 2010

                         Previously Reported   Net Change   Restated
                         -------------------   ----------   --------
Professional Fees             $ 6,268          $ 40,000    $ 46,268
Total Expenses                  9,319            40,000      49,319
Total Loss from Operations     (9,319)          (40,000)    (49,319)
Net Loss                      $(9,319)          (40,000)   $(49,319)
                              =======                      ========
Basic Loss per Share          $(0.002)           (0.007)   $ (0.009)
                              =======                      ========

Statement of Operations for the Nine Months Ended September 30, 2010

                         Previously Reported   Net Change   Restated
                         -------------------   ----------   --------
Professional Fees             $ 8,668          $ 40,000    $ 48,668
Total Expenses                 12,248            40,000      52,248
Total Loss from Operations    (12,248)          (40,000)    (52,248)
Net Loss                     $(12,248)          (40,000)   $(52,248)
                             ========                      ========
Basic Loss per Share         $ (0.003)           (0.009)   $ (0.012)
                             ========                      ========

Statement of Operations from Inception [September 2, 2005] to September
30, 2010

                         Previously Reported   Net Change   Restated
                         -------------------   ----------   --------
Professional Fees            $ 33,965          $ 40,000    $ 73,965
Total Expenses                 76,254            40,000     116,254
Total Loss from Operations    (52,837)          (40,000)    (92,837)
Net Loss                     $(52,804)          (40,000)   $(92,804)
                             ========                      ========

Statement of Cash Flows for Nine Months Ended September 30, 2010

                         Previously Reported   Net Change   Restated
                         -------------------   ----------   --------
Cash Flows From Operating
  Activities:
Net income                      $(12,248)      $(40,000)   $(52,248)
Add non-cash expenses to
  Net Loss:
   Increase Professional Fees
    from consulting agreement          0         40,000      40,000
Net Cash Used by Operating
  Activities                    $(12,248)      $      0    $(12,248)
                                ========       ========    ========

Statement of Cash Flows from Inception [September 2, 2005] to September
30, 2010

                         Previously Reported   Net Change   Restated
                         -------------------   ----------   --------
Cash Flows From Operating
  Activities:
Net income                      $(52,804)      $(40,000)   $(92,804)
Add non-cash expenses to
  Net Loss:
   Increase Professional Fees
    from consulting agreement          0         40,000      40,000
Net Cash Used by Operating
  Activities                    $(50,304)      $      0    $(50,304)
                                ========       ========    ========




                   [Intentionally Left Blank]




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

Development stage operating expenditures during the period from inception on September 2, 2005 to September 30, 2010 were $116,254 which consisted primarily of general and administrative expenses related to legal, accounting and other fees related to our formation and this offering. Our net loss was $52,248 and $12,398 for the nine months ended September 30, 2010 and 2009, respectively, and $92,804 net loss from inception through September 30, 2010. The cumulative income to date was $23,450 including finance income of $15,417, consulting income of $8,000 and interest income of $33.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Because of a reporting error discovered, management will work closer with the Company's outside auditor to reduce the possibility of accounting and reporting errors.

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

These control deficiencies did not result in adjustments to the Company's interim financial statements except for the restatement reported in Note G - Restatement in the notes to the interim financial statements. However, these control deficiencies could result in a material misstatement of significant accounts or disclosures that would result in a material misstatement to the Company's interim or annual financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute material weaknesses. Because of a reporting error discovered, management will work closer with the Company's outside auditor to reduce the possibility of accounting and reporting errors.

The Chief Executive and Financial Officers performed additional accounting and financial analyses and other post-closing procedures including detailed validation work with regard to balance sheet account balances, additional analysis on income statement amounts and managerial review of all significant account balances and disclosures in the Quarterly Report on Form 10-Q, to ensure that the Company's Quarterly Report and the financial statements forming part thereof are in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that the restated financial statements included in this Quarterly Report fairly present, in all material respects, the Company's financial condition, results of operations, and cash flows for the periods presented.

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

Credex Corporation


By: /s/ Denise Leonardo
    ___________________________            Date:    February 18, 2011

    Denise Leonardo,
    Chief Executive Officer

