Form 10-K
period 2010-12-31
CREDEX CORP
filed 2011-03-16
CIK 1432939

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-K

[X] ANNUAL REPORT PURSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2010

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

Securities to be registered pursuant to 12(b) of the Act:

	Title of each class       Name of each exchange on which
	to be so registered        each class to be registered

           Not applicable                  Not applicable

Securities to be registered pursuant to 12(g) of the Act:

	Title of each class	        Name of each exchange on which
	to be so registered	          each class to be registered

 Common Stock, Par Value $0.001                   Not Applicable

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
(  ) yes    (  )  no

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
(  ) yes    (  )  no

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

                            5,899,250

TABLE OF CONTENTS

Part I.

Item 1. Business.......................................................  5

Item 1A. Risk Factors.................................................. 14

Item 1B. Unresolved Staff Comments..................................... 17

Item 2. Properties..................................................... 17

Item 3. Legal Proceedings.............................................. 17

Item 4. (Removed and Reserved)

Part II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters
and Issuer Purchases of Equity Securities.............................. 18

Item 6. Selected Financial Data........................................ 18

Item 7. Management's Discussion and Analysis of Financial Condition and
Results of Operations.................................................. 20

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.... 20

Item 8. Financial Statements and Supplementary Data.................... 20

Item 9. Changes in and Disagreements with Accountants on Accounting
Financial Disclosure................................................... 20

Item 9A. Controls and Procedures....................................... 20

Item 9A(T). Controls and Procedures. .................................. 20

Item 9B. Other Information............................................. 20

Part III

Item 10. Directors, Executive Offices and Corporate Governance......... 20

Item 11. Executive Compensation. ...................................... 20

Item 12. Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters. ...................................... 20

Item 13. Certain Relationships and Related Transactions, and Director
Independence........................................................... 20

Item 14. Principal Accounting Fees and Services........................ 20

Part IV

Item 15. Exhibits, Financial Statement Schedules....................... 20

PART I

Item 1.  Business.

The Company

CREDEX CORPORATION, a Florida corporation formed on September 2, 2005, hereinafter referred to as the ("Company"), was formed for the purpose of raising the necessary funds for purchasing, servicing, managing and reselling of non-performing (defaulted) unsecured credit card debt portfolios to be acquired from financial institutions and distressed debt wholesalers. Since its inception, the Company, on a limited basis, has derived minimal income from the purchase collection and resale of a portfolio of non-performing credit card debt. The Company has had minimal revenues to date. It has an accumulated deficit of $170,133. When adequate funds become available, the Company will direct its full attention to the purchase and management of portfolios of non-performing credit card debt. The Company is filing this Registration Statement voluntarily. Management believes by filing a Form 10 and subsequent S-1 the company will be able to gain access to small investors by providing easily obtainable information about the Company through the required public filings. The Company is a voluntary reporting company.

The Company has attempted to raise funds for its stated purpose by two different methods previously. 1)The Company has attempted to attract private placement investment by discussions with individual potential investors. The Company sold some of its stock through its own effort to various individuals. These sales were pursuant to a private placement memorandum and not part of a public solicitation or public offering. The Company believes now, with its Form 10 and S-1 filings it can attract smaller investments from a wider public population. 2) The Company has tried to sell its stock with the use of Regulation D, Rule 506. This was unsuccessful. The Reg D closed on
December 31, 2008. Although the Company was formed on September 2, 2005, it did not develop its business plan until 2008. The Company has diligently striven to raise equity capital. It has not yet implemented its plan nor begun operations because it has not yet been successful in raising the equity capital necessary to implement the plan.

The Company has filed an S-1 to register the shares now in the hands of the shareholders. This will allow the shareholders an opportunity to profit from their investment if a market develops in the stock. By registering the stock, there is a much greater chance that the investment will be liquid. We intend to also file an S-1 not later than May 16, 2011 to register authorized but unissued stock to raise capital for the Company. By filing the Form 10 and S-1 in the manner proposed the Company will be able to obtain a trading symbol and have an established market for the stock prior to filing the S-1 to register the new issue.

Narrative Description of the Business

The Company will purchase all rights, title and interest in the non-performing accounts receivable at deeply discounted rates, (approximately 10% or less of face values), develop a portfolio of restructured debt with recurring monthly payments for future collection or resale and sell the residual portfolio.

Non-performing portfolios accumulate in the normal course of operations, when a credit grantor from time to time charges-off from its books, accounts which are delinquent. Because the outstanding balance remains the obligation of the defaulting customer, a group of charged-off accounts (a portfolio) contains a value which can be obtained through various collection techniques. This value or yield is dependent upon several variables such as creditor standards, geographical stratification of the portfolio, age of the charge-offs, stages of internal and external collection efforts, elapsed time since collection was last worked, elapsed time since last activity, past recovery obtained from collection efforts and whether the debt is within the statute of limitations. These portfolios may be acquired at significant discounts of their face value, ranging from $.01 to $.05 on the dollar, with an expected return expressed as a percentage of face value, ranging from 9% to 12% of face.

Number of Employees

The Company intends to operate for the foreseeable future without employees. Credex has entered into a management contract with Cypress Bend Executive Services, LLC ("Cypress"). This contract provides that Cypress will provide operational support to Credex and to take Credex Public through Form 10 and S-1 filings with the Securities and Exchange Commission. Cypress will return the shares it holds to Treasury Stock upon completion of its contract obligations and receiving payment in full for its services.

On July 9, 2010, the Company entered into an agreement for services with Cypress Bend Executive Services, LLC ("Cypress"),

a related party, whereby Cypress acts as consultant to:

1. Raise the necessary money for the Company to operate in the short term,
2. Prepare and file documents with the SEC to take the Company public,
3. Secure a transfer agent and market maker broker-dealer for the Company's stock,
4. Secure the necessary audits for the required filing documents, and
5. Provide day-to-day operational management of the Company.

In exchange for these services, which the Company anticipates will last for a ten month period, the Company agreed to pay Cypress cash fees of $200,000 as well as provide Cypress with 2,958,625 shares of its stock, which effectively transfers control of the Company to Cypress during this period. Also, as part of the contract Steven G. Salmond, a member of Cypress Bend was installed as Secretary, Treasurer, CFO and Director of Credex. Because the consulting services began August 1, 2010, amortization into Professional Fees was $100,000 in 2010 and $0 in 2009 resulting in net unearned capital of $100,000 as of December 31, 2010. Upon receipt of the cash payment of $200,000, Cypress is to return the shares to the Company's treasury.

PRODUCTS AND SERVICES

The Company's products are the credit card portfolios it purchases. The higher the quality of the product, generally determined by age and consumer demographics, the greater the cost and resulting recovery rate. The age of the product, which typically is six months to two years old, will also determine the value of the portfolio at the end sale, or how much the remaining portfolio will recover in terms of price.

A given group of credit card delinquencies occurring in one month contain many facets of delinquency causes. Generally, these causes for default will fall within three categories; 1) non-financial impact (as in a dispute perceived to be legitimate, or arguments over liability amid dissolving marriages);
2) one-time financial impact (temporary lay-off, major home or auto repair, a death in the family); and 3) permanent financial reversal (disability, retirement, benefits loss or reduction). Because a debtor's financial position changes over a period of time, usually for the better, a certain

                                       6
portion of a portfolio will be deemed collectable, at least partially.

This aging process is a well known an exploited fact in the collection industry. Lending institutions have identified three distinct periods of time over which collection efforts are initiated. These three periods are commonly referred to as Primary (first collection effort lasting 3 to 12 months), Secondary (second collection effort lasting from12 to 24 months), Tertiary (third collection effort, also lasting from 24 to 36 months or longer) and Quads (forth collection effort lasting from approximately 36 months to when the accounts become "out of statute". The stage or age, of a portfolio is an important component in determining its value. The Company intends to buy portfolios that are "One Agency or Two Agency Accounts," which means that the accounts have previously been sent to one or two another collection agencies for collection and then retrieved.

Credex will buy the debts it will collect through debt collection agencies. Once the original creditor sells the debt the only way for them to "retrieve" it is to buy it back. The terms "One or Two Agency Accounts" is language commonly used in the industry to indicate that the accounts have been purchased by one buyer, "One Agency," or second buyer "Two Agency." One Agency is the same as the primary and Two Agency is the same as secondary and Three Agency is the same as tertiary accounts. Original creditors can retain ownership and have more than one agency try and collect the accounts. The Original creditor can sell the debt at any time in the collection process. It can sell the debt as One Agency, Two Agency and etc. depending on prior collection efforts.

All purchase agreements entered into, will allow for replacement or reimbursement of accounts deemed uncollectible, as in the case of bankruptcies death of the debtor or fraud, but only if the act occurred less than 30 days after the purchase closing date. Payments made directly to the seller are forwarded to the Company on a timely basis if payments overlap.

PRODUCT SERVICING/OUTSOURCING DESCRIPTION

The Company intends to out-source all collection activities to established collection agencies that have expertise in collecting non-performing credit card debt. We can rely on the collecting performance history of the collectors with whom we contract. We can also rely on information available from from Kaulkin and Ginsberg and Inside ARM.

Management personnel of potential collection agencies will be personally interviewed by Credex. The agency's collection performance and business references will be obtained prior to signing any agreement with the agency. Credex intends to sign agreements that contain a provision that allows cancellation at any time with 30 days notice to the non-canceling party. For your information we have attached a copy of an agreement we propose to use.

Kaulkin and Ginsberg is one of the leading and most reliable sources of data and information in the debt collection business.

About Kaulkin and Ginsberg:
Experience
*    Completed more industry M&A transactions than anyone else
    - over 125 for a total value of over $3 billion
*    Delivered hundreds of industry valuations
    - dozens of valuation assignments each year
*    Keynoted all of the major industry conferences
* Chaired three conferences, including the industry's largest, plus two M&A conferences

Access
*    Established relationships with the industry's senior decision makers since 1991
* Our advisory board consists of the most senior persons in their industry segments
Information
*    We conduct comprehensive original research on the industry
*    Publisher of seven editions of The Kaulkin Report since
     1994
     - a seminal research study that has been cited in the public filings of leading corporations, in The Wall Street
     Journal, and in many documents supporting private transactions in the industry
*    Our research also includes The Global Debt Buying Report,
     Healthcare ARM Report, and countless custom research projects
* Acquisition criteria for financial, strategic, and industry buyers seeking entry or expansion within the industry

About Inside ARM publication:

Kaulkin Media is the most credible publisher of specialized news and information for the accounts receivable management (or "debt collection") industry. With over 60,000 subscribers including collection agencies and law firms, debt buyers, creditors, suppliers of technology and services to these groups, regulators, industry investors, and many other interested parties.

Once the portfolio has been acquired, the collection work effort begins
The Company will supervise the collection contractor to see the following steps are taken.

An initial written notice is sent to each debtor informing them of the change in ownership of the debt owed and that the Company is entitled to the full amount of principal and accrued interest due and that payment(s) are to be sent to the collection agency as directed by the Company.

Initial Review. The object of this review is to isolate that part of the portfolio that could most likely produce the highest earned revenue initially or possessing the greatest means with which to provide initial revenue. Much can be determined about a debtor and his ability to pay larger sums, when considering the area in which he resides, whether he holds real estate, current job status, the amount of unsecured debt he owes, and the status of same. These are among the several criteria used to decide which accounts should be prioritized initially. By this review, the collection agencies would be concentrating heavily on the accounts most likely to pay in a short time-frame.

It is important to note that the review process usually takes place prior to the actual purchase of the portfolio when a spreadsheet of the portfolio can be examined for many of the criteria described above. Following the review of all of the accounts in the portfolio, the Company can either reject the portfolio of purchase it.

Collection Efforts. The collection process is responsible for the majority of the recovery in the shortest period of time. This can best be described as an intense and concentrated focus by the collectors on all accounts as prioritized in the previous step. The higher the priority the greater the efforts. In this phase, approximately 8% to 10% of the original portfolio face amount is deemed recoverable in the first six months. Skip tracing (locating some of the debtors) accounts may be utilized by the collector. Offers of settlements may be made to the debtors of up to fifty percent of the debt to entice payment.

Restructuring. When the collection efforts are exhausted on accounts, usually 4 to 6 months after purchase, a new effort is initiated to restructure the existing debt. Debtors are encouraged to restructure the outstanding debt at lower monthly payments than previously expected to pay; by forgiving accrued interest to date.

Correspondence. Regular collection notices and demand notices are mailed, generating a fluctuating degree of response and remittance. An initial notice is sent to the entire portfolio base, which notifies the debtors of the change of debt holder, and further warns of the possibility of other collection remedies for continued non-payment. From there, notices are collector generated befitting the individual circumstances.

Portfolio Sale. Approximately 70% of the original portfolio will be sold, which includes all of the accounts that are determined to be uncollectible at that time. In order to improve cash flows, the Company intends to sell these accounts every 120 to 160 days from the date of the portfolio purchase. The company has developed several outlets to sell this residual product, which represents 1% to 2% of remaining face amount.

MISSION

The Company intends to purchase non-performing credit card debt portfolios from debt resellers and brokers. The Company intends to produce earned revenue equal to a return of 9% to 12% of the face of the portfolio within 6 months. The Company intends to sell the uncollected portion of the portfolio for 1% to 2% of the remaining face amount after 120 days from the purchase date.

KEYS TO SUCCESS

1. Purchase portfolios at or near 1.5% to 3% of face value.
2. Collect 9% to 12% of the face value.
3. Sell uncollected portion of the portfolio for 1% to 2% of the remaining face value (Included in # 2 above).
4. Keep cost of outsourced collections to 35% or less of collections.

MILESTONES

     File an S-1 to register and sell, if a public market develops, common stock to raise up to $500,000.00. To become effective by May 15, 2011. We estimate that, if a market develops, it will take 3 to 6 months to raise these funds.

     Once we have raised at least $250,000.00 we will hire a

management team member with debt collection experience to supervise our contract collectors. We estimate that, if a market develops, it will take 4 months to raise these funds and hire this person. Date is now August 1, 2011.

     Contract with debt collection firm or firms. The contracts with the collections agencies used to collect the debt will contain a provision that the agency will receive a percentage of the amounts collected on each account.
This fee will be a matter of negotiations. Credex will not agree to pay the agency more than 35% of the amount collected on each account. We estimate this to take 1 month. The date is now September 1, 2011.

	Purchase portfolio(s) We estimate this to take 1 month. The date is now October 1, 2011.

	Collection efforts begin. The date is now October 1, 2011.

   	Purchase Primary and Secondary at a price not to exceed 3% of the face value of the portfolios that is credit card debt only.

     Use collection agencies for all collections with a fixed cost not to exceed 35% of what is collected.

      Create Planned Payment Arrangements (PPA) for up to six months.

      Sell the remainder of the portfolio, deemed uncollectible, after six months.

INDUSTRY ANALYSIS

Charge-off credit card debt volume has grown from $3 billion in 1991 to $22 billion in 1999. From 1999 to 2002 it grew to $60 billion and as of June, 2003 it reached $73 billion. The total credit card debt outstanding as of March, 2009 was $939.6 billion dollars according to Federal Reserve data, of which approximately 10% or approximately $94 billion was delinquent.
181 Million Americans hold an average of 5.4 credit cards with an average debt of $1,157per card or $6,247 per person. The average household debt was $10,697 as of December, 2008. The above statistics were taken from Nilson Reports, dated March and April, 2009, the census bureau and Experian, dated March, 2009.

INDUSTRY PARTICIPANTS

There are approximately 3,000 active buyers (including collection law firms) of non-performing credit card debt. They range from companies that buy very large blocks of charge-offs at different age levels to small companies that buy in face amounts of $300,000 to $10 million portfolios. Small collection law firms buy as few as forty accounts at a time. They typically buy them for debtors in the Counties in which they normally practice and simply file a law suite against the debtors immediately (usually small claims court up to $5,000). They use the intimidation of the law suit to force collection in part or in full. The cost of filing fees and service of process can easily add up to $100 to the cost of the individual account.

The major publicly traded debt buyers and collectors are all listed on Nasdaq and include Asta Funding (ASFI), Asset Acceptance Capital Corp. (AACC), Encore Capital Group (ECPG), First City Financial (FCFC) and Portfolio Recovery Associates (PRAA). These companies use a combination of inside collectors, outside collection agencies and attorneys in their collection process.

The buyers of larger portfolios now include more brokers, wholesalers and debt resellers that do not participate in the collection process. These companies will segment the portfolios by states or regions, age, number of accounts and account size so the accounts in the purchased portfolio can be sold to smaller buyers, which now make up a large percentage of buying market. Many of these portfolios can be seen and acquired over the internet.

COMPETITIVE COMPARISON

Competition occurs only in respect to purchasing the portfolios. The Company will be able to be competitive in part because of the expertise of its proposed collection agency vendors who will also review our proposed portfolio purchases prior to our purchasing small portfolios. We can not compete in the purchase of large portfolios because of our lack of large amounts of capital. Small portfolios of debt are readily available from brokers and wholesalers at competitive prices.

COMPETITION AND BUYING PATTERNS

The purchase of the large portfolios is usually by sealed bid. Some major buyers do have certain credit card issuers tied up with forward purchase agreements. However, now smaller portfolios are bought through negotiation with the seller, rather than a sealed bid. All portfolios accounts can be reviewed by the buyer prior to purchase. All portfolios are reviewed and scored for yield probability before bidding. All of the accounts that a buyer has agreed to purchase are scrubbed in order to eliminate accounts that are in bankruptcy or the creditor is deceased.

MAIN COMPETITORS

There are over 3,000 debt buyers of varying size and capital capabilities that buy credit card debt of small to medium portfolios. Because the Company intends to negotiate with several debt sellers, the Company may not know who it is competing against. On the other hand, the large debt buyers are not competitors of the Company, because the Company does not intend to buy large portfolios. However, some of the large buyers that segment the portfolios that they purchase for resale could be future providers of portfolios to the Company.

MARKET ANALYSIS

The concept of buying and selling bad debts is not new, but technology and better management methods have changed the practice, making it more attractive for the investor. This analysis will examine the fundamentals of this business and some of the key issues that determine success or failure.

The availability of non-performing credit card debt can be characterized as unending. So long as the American economy is credit based, there will always be delinquency to varying degrees. If delinquency rates of credit card issuers were to decline (implying less product for sale), market forces would move to increase their share by lowering standards thereby once again increasing delinquency rates. This cycle of tightening and loosening standards would inversely affect the price paid for product.

Businesses that generate consumer debt have always been faced with the problem of delinquent accounts or charge-offs and write-offs and for years assigned these accounts to collection agencies. These agencies collect a fee of approximately 33% to 35% of the amount they collect. For the owner of the "paper" though, this system has drawbacks. Although the costs are fixed, it may take months or years to recover a portion of the debt.

The result has been that companies increasingly prefer to sell their debts rather than assign it, and that has created opportunity for those skilled at collection methods. In a typical purchase of bad debts, a block of accounts are acquired at a very steep discount. The price might range from 1 cent to 10 cents on the dollar, for instance. The new owner then collects as much as he can, keeping all of the proceeds.

Since these accounts have usually been worked by someone else, it is vital that the purchaser have a professional approach to the classification and management of the accounts in order to maximize return. For instance, computers are now used extensively to analyze the collect ability of accounts. The seller provides to the buyer a database of accounts on tape, disk or email, which is then fed into the buyer's computer. This, in turn, reads the files, producing a statistical profile which management can evaluate, based on their experience and knowledge of the industry.

The end result is that a value is assigned to the portfolio, representing the likely ultimate collection possible. This enables the buyer to fix a price on the accounts that will yield the desired profit. If the seller agrees, ownership changes hands and the buyer begins to work the accounts.

The following table, published by "Inside ARM" on March 24, 2009, by Kaulkin and Ginsberg, shows the rate decline ranges in portfolio pricing from 2008 to 2009 and the 2009 price predictions. The price ranges are based on confirmed transactions as well as anecdotal discussions with debt buyers and credit issuers.

                     Price Range    Price Range     Price      2009 Price
                      Jan. 2008      Jan. 2009     Decline    Predictions

Fresh                 $.09 -  $.12   $.055 - $.075   33% - 40%   $.04  -$.06
Primary (Firsts)      $.08 -  $.08   $.035 - $.05    20% - 40%   $.025 -$.04
Secondary (Seconds)   $.03 -  $.05   $.02 -  $.03    20% - 33%   $.015 -$.025
Tertiary (Thirds)     $.0125- $.03   $.01 -  $.02    20% - 33%   $.0075-$.015
Quads                 $.005 - $.0125 $.004 - $.01    20% - 33%   $.003-$.0075

In addition to the purely statistical exercise of establishing value, a buyer must also consider a number of subjective factors before acquiring a portfolio.

* Age of debt. Generally, the older the debt, the more difficult it may be to find the debtor.
* Source of debt. The underwriting standard of the original issuer has a bearing on the ability to collect effectively.
* Proof of debt. The original documentation may be lost, but some form of proof is preferable, but not always available.
* Location of debtor. Debtors who reside in areas where a high concentration of homeowners are found are more desirable than those living in areas with high turnover.
* History of work on the account. Accounts that have been extensively worked are less likely to be profitable to a buyer.

A number of legal considerations attend the purchase of bad debts. These include assurance of available documentation, representations that balances are correct, identification of the debtors and the ability to return accounts to the seller where debtors are found to be bankrupt, deceased or the account has been satisfied by the debtor. The time period in which such accounts can be returned is negotiable, usually 30 days after purchase.

The determination of which accounts to keep and which to sell, and at what stage of development to sell, now becomes critical to the profitability of the venture. Once a portfolio of accounts has been acquired, the accounts are classified: those which will require a disproportionate amount of collection effort are typically resold to collection agencies, attorneys and others at below cost. Those which will return the greatest net proceeds are retained.

The next task is to work the accounts. Generally, this means contacting the debtor by mail and by phone. Most of the accounts purchased will have been sold because normal mail and phone contact has failed. This would be due to the debtors having "skipped," because of incomplete data, or the fact that the account has somehow deteriorated to the point that legal action or resale of the account may be necessary.

Once the debtor has been contacted, the collection representative makes arrangement for repayment of the debt. In many cases the reasons why the account went into default have now been resolved. These include loss of job, divorce, illness with extensive medical bills and over extension of credit. The task of the collector is to use an approach that will be effective with the debtor, such as:

* recognition of settlements and debt refinancing that may aid the debtor by restoring credit.
* focusing on a relationship approach rather than strong arm tactics.
* capitalizing on the debtors improved circumstances that may allow the debtor to apply for a credit to resolve prior debts.

Item 1A. RISK FACTORS

THE SHARES ARE HIGHLY SPECULATIVE, INVOLVE A HIGH DEGREE OF RISK AND SHOULD BE PURCHASED ONLY BY PERSONS WHO CAN AFFORD TO LOSE THEIR ENTIRE INVESTMENT. PROSPECTIVE INVESTORS IN THE SHARES SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS IN ADDITION TO THE OTHER INFORMATION CONTAINED IN THIS PROSPECTUS.

BECAUSE CREDEX LACKS OPERATING HISTORY, IT POSSIBILY MAY GO OUT OF BUSINESS.

New ventures are inherently more risky than seasoned operating ventures. Although Credex has not operated pursuant to its business plan, in 2005 Credex purchased a portfolio of defaulted credit card debt to test the feasibility of its business plan. On a trial basis accounts from the portfolio were collected. The remainder of the portfolio was then sold. These transactions are shown in the statement of operation in Item 8.

BECAUSE CREDEX IS A DEVELOPMENT STAGE COMPANY, IT POSSIBLY MAY GO OUT OF
BUSINESS.

Credex is a development stage company. The Company will be reliant upon additional funding of $250,000 during the next twelve (12) months to initiate its business. This money may not be raised.

IF IT IS NOT SUCCESSFUL IN SELLING ITS SHARES, WHEN OFFERED, CREDEX MAY GO OUT OF BUSINESS.

When it offers its shares for sale to the public, Credex may be unsuccessful because it has no operations, it has no public market for its shares, and it has not implemented its business plan.

IF CREDEX DOES NOT ATTAIN ITS GOALS FOR GROWTH, THE COMPANY MAY GO OUT OF BUSINESS.

Credex has not implemented its business plan, has not hired needed key personnel, and has not ontained the required funding for implementation of planned operations. Because of these factors, Credex may not achieve its business goal for growth.

BECAUSE OF UNCERTAINTY OF SIGNIFICANT ASSUMPTIONS FOR FUNDING FROM STOCK SALES NOT HEPPENING, CREDEX MAY GO OUT OF BUSINESS.

Credex is a development stage company. The Company will be reliant upon additional funding of $250,000 during the next twelve (12) months to initiate its business. This money may not be raised.

The Company's plans for financing and implementing its planned business operations and the projection of the Company's potential for profitability from its intended operations are based on the experience, judgment and certain assumptions of management and upon certain available information concerning availability of non-performing credit card debt. Funds anticipated through stock sales may not be realized. The Company's plans are based on the following assumptions: That all or any Shares in future offerings will be sold; that the Company will be successful in adhering to its planned formula for growth; and that sales will reach a minimum level to allow profitability. The Risk is that this money may not be raised.

THE COMPETITION FACED BY CREDEX MAY CAUSE CREDEX NOT TO ATTAIN ITS GROWTH PLANS RESULTING IT GOING OUT OF BUSINESS.

Competitors of the Company include traditional consumer debt buyers and sellers such as Portfolio Recovery Associates, Collins Financial Services, Inc., Oliphant Financial Corp., US Credit Corp., and many other financial institutions. Competitors have an advantage over the Company primarily due to the fact that they have more funds to invest in portfolio purchases. These competitors also have lengthy profitable operating histories.

BECAUSE OF UNCERTAINTY OF ADEQUACY OF FINANCIAL RESOURCES FROM PROFITABLE OPERATIONS, CREDEX MAY GO OUT OF BUSINESS.

Credex is a development stage company.  The Company will be

reliant upon additional funding of $250,000 during the next twelve (12) months to initiate its business as set forth in its continuing strategic plan for growth.

Credex may not reach profitability from operations because of the competition it faces, funding needed for key personnel and implementation of the planned operations, and meeting of its milestones in the next twelve months.

BECAUSE OF DEPENDENCE ON KEY PERSONNEL, CREDEX MAY GO OUT OF BUSINESS.

The Company has been significantly dependent on the services of Cypress, Denise Leonardo, Chairman, President/CEO and Steven G. Salmond, Treasurer/CFO and, Secretary. In the future, the Company will be dependent upon their services and outside consultants in distressed debt purchasing, managing and re-selling and any future employees of the Company for the continued development of the Company's services. The loss of services of senior management could have a substantial adverse effect on the Company. The success of the Company's business will be largely contingent on its ability to attract and retain highly qualified corporate and operations level management team.

POTENTIAL LIABILITY AND INSURANCE COSTS MAY CAUSE CREDEX TO GO OUT OF BUSINESS.

As with all businesses operating in today's somewhat litigious atmosphere, the Company's intended operations could expose it to a risk of liability for legal damages arising out of its operations. The Company intends to carry acceptable levels of liability insurance for its industry.

BECAUSE OF NO HISTORICAL BASIS FOR MANAGEMENT'S OPINION, EVALUATION OF CREDEX IS DIFFICULT.

Although all of the Company's Officers, Directors, and its management team have experience in and have been involved in the daily operations of the Company, which to this point have involved almost exclusively the securing of capital so the Company can execute it's business plan. There is no basis, other than the judgment of the Company's management, on which to estimate, (i) the level of market acceptance or the amount of revenues which the Company's planned operations may generate, or (ii) other aspects of the Company's proposed operations.

NO TRADING HISTORY OF COMMON STOCK MAKES STOCK TRADING PRICE IF ANY NOT POSSIBLE TO ESTIMATE.

The Company's Common Shares have not been traded publicly. Recent history has shown that the market price of Common Stock fluctuates substantially due to a variety of factors, including market perception of a company's ability to achieve its planned growth, quarterly operating results of the Company or other similar companies, the trading volume in the Company's Common Stock, changes in general conditions in the economy or other developments affecting the Company or its competitors. In addition, the stock market is subject to extreme price and volume fluctuations. Volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of these companies.

BECAUSE CREDEX HAS NOT COMMENCED PLANNED OPERATIONS, WHICH MUST BE PROFITABLE FOR DIVIDEND PAYMENTS, DIVIDENDS CANNOT BE ESTIMATED OR PAID.

No dividends have been paid on the Shares and the Company does not anticipate the payment of cash dividends in the foreseeable future. If the operations of the Company become profitable, it is anticipated that, for the foreseeable future, any income received would be devoted to the Company's future operations and that cash dividends would not be paid to the Company's Shareholders.
(See "Business - Dividend Policy.")

BECAUSE OF LACK OF MANAGEMENT EXPERIENCE NEEDED FOR PLANNED OPERATIONS, CREDEX MAY GO OUT OF BUSINESS.

None of the officers or directors has any experience in management of a company providing the services Credex proposes to offer.

Mr. Salmond, the Company's CFO, has experience managing and operating a public company. Failure to comply or adequately comply with any laws, rules, or regulations applicable to our business may result in fines or regulatory actions which may materially adversely affect our business, results of operation, or financial condition and could result in delays in the development of an active and liquid trading market for our stock.

IF WE FAIL TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROL OVER FINANCIAL REPORTING, OUR ABILITY TO ACCURATELY AND TIMELY

REPORT OUR FINANCIAL RESULTS OR PREVENT FRAUD MAY BE ADVERSELY AFFECTED AND INVESTOR CONFIDENCE AND THE MARKET PRICE OF OUR COMMON STOCK MAY BE ADVERSELY IMPACTED.

Recently, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, which became effective on July 21, 2010, has amended Section 404 of the Sarbanes-Oxley Act of 2002 (the "Act"). The rules adopted by the SEC pursuant to the Act require an annual assessment of our internal control over financial reporting. The SEC extended the compliance dates for non-accelerated filers, as defined by the SEC. Accordingly, we believe that the annual assessment of our internal controls requirement will first apply to our annual report for the 2010 fiscal year. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. Pursuant to the amended Act, as neither a "large accelerated filer" nor an "accelerated filer", we are exempt from the requirements of Section 404(b) of the Act to obtain an auditor's report on management's assessment of the effectiveness of the Company's internal control over financial reporting. The expense of compliance may prohibit the Company from becoming operational.

CREDEX NEEDS FOR ADDITIONAL EMPLOYEES IF SUITABLE EMPLOYEES ARE NOT FOUND CREDEX MAY GO OUT OF BUSINESS.

The Company's future success also depends upon its continuing ability to attract and retain highly qualified personnel. Expansion of the Company's business and operation will require additional managers and employees with industry experience, and the success of the Company will be highly dependent on the Company's ability to attract and retain skilled management personnel and other employees. There can be no assurance that the Company will be able to attract or retain highly qualified personnel. Competition for skilled personnel in the construction industry is significant. This competition may make it more difficult and expensive to attract, hire and retain qualified managers and employees.

THERE IS LIMITED LIQUIDITY ON THE BULLETIN BOARDS WHICH LIMITS THE POTENTIAL MARKET FOR ITS STOCK..

We intend to have our stock quoted on the OTC Bulletin Board or through the Pink Quotation System Bulletin Board. The OTC Bulletin Board is a significantly more limited market than the New York Stock Exchange or NASDAQ system. When fewer shares of a security are being traded on the OTCBB, volatility of prices may increase and price movement may outpace the ability to deliver accurate quote information. Due to lower trading volumes in shares of our Common Stock, there may be a lower likelihood of one's orders for shares of our Common Stock being executed, and current prices may differ significantly from the price one was quoted at the time of one's order entry.

IN ORDER TO RAISE SUFFICIENT FUNDS TO EXPAND OUR OPERATIONS, WE MAY HAVE TO ISSUE ADDITIONAL SECURITIES AT PRICES WHICH MAY RESULT IN SUBSTANTIAL DILUTION TO OUR SHAREHOLDERS THUS LIMITING THE MARKET FOR OUR STOCK.

If we raise additional funds through the sale of equity or convertible debt, our current stockholders' percentage ownership will be reduced. In addition, these transactions may dilute the value of our common shares outstanding. We may have to issue securities that may have rights, preferences and privileges senior to our common stock. We cannot provide assurance that we will be able to raise additional funds on terms acceptable to us, if at all. If future financing is not available or is not available on acceptable terms, we may not be able to fund our future needs, which would have a material adverse effect on our business plans, prospects, results of operations and financial condition.

WE NEED ADDITIONAL CAPITAL TO FUND OUR OPERATIONS. WE MAY NOT BE ABLE TO OBTAIN SUFFICIENT CAPITAL AND MAY BE FORCED TO LIMIT THE SCOPE OF OUR PROPOSED OPERATIONS.

If adequate additional financing is not available on reasonable terms, we may not be able to carry out our corporate strategy and we would be forced to modify our business plans accordingly.

In connection with our growth strategies, we may experience increased capital needs and accordingly, we may not have sufficient capital to fund our future operations without additional capital investments. Our capital needs will depend on numerous factors, including (i) our profitability; (ii) the release of competitive products by our competition; (iii) the level of our investment in research and development; and (iv)

the amount of our capital expenditures, including acquisitions. We cannot assure you that we will be able to obtain capital in the future to meet our needs.

In recent years, the securities markets in the United States have experienced a high level of price and volume volatility, and the market price of securities of many companies have experienced wide fluctuations that have not necessarily been related to the operations, performances, underlying asset values or prospects of such companies. For these reasons, our securities can also be expected to be subject to volatility resulting from purely market forces over which we will have no control. If we need additional funding we will, most likely, seek such funding in the United States and the market fluctuations affect on our stock price could limit our ability to obtain equity financing.

IF WE CANNOT OBTAIN ADDITIONAL FUNDING, WE MAY BE REQUIRED TO: (I) LIMIT OUR EXPANSION; (II) LIMIT OUR MARKETING EFFORTS; AND (III) DECREASE OR ELIMINATE CAPITAL EXPENDITURES. SUCH REDUCTIONS COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS AND OUR ABILITY TO COMPETE.

Even if we do find a source of additional capital, we may not be able to negotiate terms and conditions for receiving the additional capital that are favorable to us. Any future capital investments could dilute or otherwise materially and adversely affect the holdings or rights of our existing shareholders. We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us.

BECAUSE OF PENNY STOCK REGULATIONS, CREDEX MAY NOT BE ABLE TO INTEREST THE NEEDED BROKER-DEALERS TO MAKE A MARKET FOR ITS SHARES.

The stock registered hereby are subject to "Penny Stock" regulations. Broker-dealer practices in connection with transactions in "penny stock" are regulated by certain penny stock rules adopted by the Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on Nasdaq provided that current price and volume information with respect to transactions in such securities is provided by the exchange or systems) or to other than establish customers or accredited investors. [In general,

"accredited investors" are defined as institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 with their spouses.]

The penny stock rules require a broker-dealer, prior to transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized disclosure document that provided information about penny stocks and the risks in penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in connection with the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. If the Company's securities become subject to the penny stock rules, investors in the Offering may find it more difficult to sell their securities.

Item 1B. Unresolved Staff Comments.

The SEC staff is still commenting on the S-1 Third Amendment. As soon as soon as the 2010 year end audit is complete, we will file an S-1 Fourth Amendment to register stock in the hands of current shareholders.

Item 2. Properties.

From 2009 and the first 6 months of 2010 the company operated out of the residence of the past President who is now deceased with no rents paid.

The Company now rents fully equipped office space at 454 Treemont Drive, Orange City, FL 32763.

Item 3. Legal Proceedings.

Credex is not involved in any litigation or any material legal proceeding. No Officer or Director is involved in any litigation or any material legal proceeding.

Item 4. (Removed and Reserved).

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no market

Holders

As of March 7, 2011, the Company has approximately 40 holders of record of its common stock.

Dividends

The Company has never declared or paid any cash dividends on its common stock nor does the Company anticipate paying any in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans.

Performance Graph

Not Applicable

Recent Sales of Unregistered Securities

The authorized equity of Credex Corporation consists of 100 million Shares, $.001 par value per share, of which 5,899,250 shares are issued and outstanding to officers, directors and private individuals for cash and services rendered from inception (September 2, 2005) through November 19, 2010.

The sale of all of this unregistered stock was not pursuant to any public offering. The stock was not advertised in any media. No solicitation in any form was made to the general public.

Credex Corporation
Sale of Investment

Title of               Shares    Share    Amount
Stock       Date       Issued    Price     Paid   Subscribed  Services
Common    09/09/2005     10,000   $0.100   $1,000
Common    10/24/2007  2,240,000   $0.010  $16,131
Common    10/24/2007    250,000   $0.010   $1,800
Common    04/04/2008     50,000*  $0.020   $1,000
Common    07/07/2008     25,000*  $0.020     $500
Common    07/28/2008     25,000*  $0.020     $500
Common    08/16/2008     15,000*  $0.020     $300
Common    09/06/2008     50,000*  $0.020   $1,000
Common    09/21/2008     10,000*  $0.020     $200
Common    10/01/2008     10,000*  $0.020     $200
Common    10/17/2008     15,000*  $0.020     $300
Common    12/31/2008    150,000*  $0.020   $3,000
Common    06/22/2009     10,000   $0.020     $200
Common    06/22/2009     10,000   $0.020     $200
Common    06/29/2009     50,000   $0.020   $1,000
Common    06/29/2009     50,000   $0.020   $1,000
Common    06/29/2009    100,000   $0.020   $2,000
Common    06/29/2009     50,000   $0.020   $1,000
Common    06/29/2009     50,000   $0.020   $1,000
Common    06/29/2009    100,000   $0.020   $2,000
Common    07/22/2009     10,000   $0.020     $200
Common    08/04/2009    100,000   $0.020   $2,000
Common    09/19/2009     10,000   $0.020     $200
Common    10/07/2009     10,000   $0.020     $200
Common    10/07/2009     50,000   $0.020   $1,000
Common    10/07/2009     50,000   $0.020   $1,000
Common    11/19/2009     45,500   $0.020     $910
Common    12/15/2009     20,000   $0.020     $400
Common    02/22/2010     30,000   $0.020     $600
Common    03/16/2010     12,500   $0.020     $250
Common    04/14/2010    100,000   $0.020   $2,000
Common    04/30/2010    125,000   $0.020   $2,500
Common    07/12/2010  1,500,000   $0.113       $0       $0   $200,000**
Common    08/30/2010     12,500   $0.040     $500
Common    08/30/2010     25,000   $0.040   $1,000
Common    08/23/2010    125,000   $0.040   $5,000
Common    09/03/2010     25,000   $0.040   $1,000
Common    09/03/2010     62,500   $0.040   $2,500
Common    09/03/2010     25,000   $0.040   $1,000
Common    09/03/2010     25,000   $0.040   $1,000
Common    09/03/2010     25,000   $0.040   $1,000
Common    10/05/2010     56,250   $0.040   $2,250
Common    10/05/2010     10,000   $0.040     $400
Common    11/04/2010    150,000   $0.040   $6,000
Common    11/06/2010     25,000   $0.040   $1,000
                      5,889,250           $68,241      $0   $200,000*


* Shares sold under Reg D. The remaining shares were sold under the Private Placement Memorandum.

**Stock issued as part of a service agreement for future services with Cypress
   Bend Executive Services, LLC.  Refer to "Disclosure of Contracted
   Obligations."

Such shares were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities.

Item 6. Selected Financial Data.

Not Applicable to Smaller Reporting Companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and other financial information contained in this filing.

Overview

We are a development stage company. Although Credex has not operated pursuant to its business plan, in 2005 Credex purchased a portfolio of defaulted credit card debt to test the feasibility of its business plan. On a trial basis accounts from the portfolio were collected. The remainder of the portfolio was then sold. Our auditors have raised substantial doubt as to our ability to continue as a going concern. We need a minimum of approximately $100,000 during the next 12 months to begin implementation of our business plan.

Since our inception, we have devoted our activities to the following:

Purchasing a debt portfolio;

Obtaining bids from professional collectors to collect the portfolio;

Developing contacts from whom to purchase portfolios;

Contracting for operational support; and

        Securing enough capital to carry out these activities.

Plan of Operations

As discussed above we have not yet operated pursuant to our business plan. We have generated no revenue in 2010 or 2009.

Development stage operating expenditures during the period from inception on September 2, 2005 to December 31, 2010 were $193,583 which consisted primarily of general and administrative expenses related to legal, accounting and other fees related to our formation and public statement filings with cumulative income from inception to December 31, 2010 was $23,450 including finance income of $15,417, consulting income of $8,000 and interested income of $33. Our net loss was $129,577 and $15,015 for the years ended December 31, 2010 and 2009, respectively and $170,133 from inception to December 31, 2010.

Liquidity and Capital Resources

Our capital resources have been acquired through the sale of shares of our common stock.

At December 31, 2010 and 2009, we had total assets of $2,194 and $2,185, respectively, consisting of cash.

At December 31, 2010 and 2009, our total liabilities were $4,086 and $2,500 respectively consisting primarily of accounts payable.

At January 31, 2011, two shareholders of the Company loaned $2,000 for additional funding to assist the Company accomplice its operating goals. These loans have twelve (12%) percent per annum interest rate with the loans payable when funds are available. The Company will probably be required to obtain additional interim financing for the costs of audit, transfer fees, and operating before the S-1 becomes effective.

We anticipate taking the following actions during the next 12 months, assuming we receive the required funding:

File an S-1 to register and sell, if a public market develops, common stock to raise up to $500,000.00. The S-1 to become effective by April 1, 2011. We estimate that, if a market develops, it will take 3 to 6 months to raise these funds.

Once we have raised at least $250,000.00 we will hire a management team member with debt collection experience to supervise our contract collectors. We estimate that, if a market develops, it will take 4 months to raise these funds and hire this person. Date is now August 1, 2011.

Contract with debt collection firm or firms. We estimate this to take 1 month. The date is now September 1, 2011.

Purchase portfolio(s) We estimate this to take 1 month. The date is now October 1, 2011.

Collection efforts begin. The date is now October 1, 2011.

Purchase Primary and Secondary at a price not to exceed 3% of the face value of the portfolios that is credit card debt only.

Use collection agencies for all collections with a fixed cost not to exceed 35% of what is collected.

Create Planned Payment Arrangements (PPA) for up to six months.

Sell the remainder of the portfolio after six months deemed uncollectible at the time of sale.

Cash Requirements

We intend to provide funding for our activities, if any, through a combination of the private placement of the company's equity securities and the public sales of equity securities.

We have no agreement, commitment or understanding to secure any funding from any source.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Credex has never been in bankruptcy or receivership. The Company is a new venture.

Credex's executive office is located at 454 Treemont Drive, Orange City, FL 32763. The telephone number is (386) 218-6823, and the fax number is (386) 218-6823.

Credex is not operating its business plan until such time as capital is raised for operations. To date its operation has involved only selling stock to meet expenses.

DISCLOSURE OF CONTRACTED OBLIGATIONS

On July 9, 2010, the Company entered into a agreement for services with Cypress Bend Executive Services, LLC ('Cypress"), a related party, whereby Cypress acts as consultant to:

1. Raise the necessary money for the Company to operate in the short term,
2. Prepare and file documents with the SEC to take the

   Company public,
3. Secure a transfer agent and market maker broker-dealer for the Company's stock,
4. Secure the necessary audits for the required filing documents, and
5. Provide day-to-day operational management of the Company.

In exchange for these services, which the Company anticipates will last for a ten month period, the Company agreed to pay Cypress cash fees of $200,000 as well as provide Cypress with 2,958,625 shares of its stock, which effectively transfers control of the Company to Cypress during this period. Also, as part of the contract Steven G. Salmond, a member of Cypress Bend was installed as Secretary, Treasurer, CFO and Director of Credex. Because the consulting services began August 1, 2010, amortization into Professional Fees was $100,000 in 2010 and $0 in 2009 resulting in net unearned capital of $100,000 as of December 31, 2010. Upon receipt of the cash payment of $200,000, Cypress is to return the shares to the Company's treasury.

PROPOSED BUSINESS

The Company intends to purchase portfolios with all rights, title and interest of non-performing accounts receivable (credit card debt) at deeply discounted rates, (approximately 3% or less of face values), outsource the collection process, develop a portfolio of restructured debt and sell the residual portfolio.

Non-performing portfolios accumulate in the normal course of operations, when a credit grantor from time to time charges-off from its books, accounts which are delinquent. Because the outstanding balance remains the obligation of the defaulting customer, a group of charged-off accounts (a portfolio) contains a value which can be obtained through various collection techniques. This value or yield is dependent upon several variables such as creditor standards, geographical stratification of the portfolio, age of the charge-offs, stages of internal and external collection efforts, elapsed time since collection was last worked, elapsed time since last activity, past recovery obtained from collection efforts and whether the debt is within the statute of limitations. These portfolios may be acquired at significant discounts of their face value, ranging from $0.01 to $0.07 on the dollar. According to Kaulkin Ginsberg
Whitepaper: Operational Efficiency in the ARM Industry dated October 2006, an example shown of a debt buyer purchasing a $100 million portfolio face value of delinquent receivables for 5 cents on the dollar would spend $5 million for the acquisition of the portfolio. Collection of $15 million on the portfolio over the next 5 years shows a 3X return. Because the economy has declined from 2006, the management of the Company believes 10% to 12% return of the face value of the portfolios is a conservative position to have until full operations are attained with experienced personnel. The Company intends to purchase portfolios of Primary, Secondary and Tertiary distressed credit card debt from distressed debt wholesalers and re-sellers because they offer smaller portfolios for sale and re-purchase. These portfolios usually sell for $0.01 to $0.03 per dollar of face value. The prices stated are for 2009. On average, approximately $800,000 of face value defaulted credit card debt can be purchased with $12,000.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable to Smaller Reporting Companies.





                           [Intentionally left blank]


Item 8. Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS                               PAGE


Report of Independent Registered Certified
     Public Accounting Firm                                  48

Balance Sheets                                               49

Statements of Operations                                     50

Statement of Stockholders' Equity (Deficit)                  51

Statements of Cash Flows                                     52

Notes to Financial Statements                                53

REPORT OF INDEPENDENT REGISTERED CERTIFIED
PUBLIC ACCOUNTING FIRM

To the Board of Directors
Credex Corporation
Orange City, Florida

We have audited the accompanying balance sheets of Credex Corporation (a development stage company) as of December 31, 2010 and 2009, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and for the period from inception, September 2, 2005, to December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Credex Corporation as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended and for the period from inception, September 2, 2005, to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note D to the financial statements, the Company is in the development stage and has suffered recurring losses from operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note D. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moss, Krusick & Associates, LLC
March 15, 2011
Winter Park, Florida

                              Credex Corporation
                        (A Development Stage Company)
                                BALANCE SHEETS
                         December 31, 2010, and 2009


                              ASSETS

                                                            2010       2009
                                                         --------   ---------
CURRENT ASSETS:
  Cash                                                  $   2,194   $  2,185
                                                        ---------   --------
      Total Assets                                      $   2,194   $  2,185
                                                            =======   ======

               LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                      $   4,086   $  2,500
                                                        ---------   --------
      Total Current Liabilities                             4,086      2,500
                                                        ---------   --------
STOCKHOLDERS' DEFICIT:
  Common stock, $0.001 par value; 100,000,000
    authorized shares, 5,899,250 and 3,565,500
    shares issued and outstanding December 31,
    2010 and 2009, respectively                             5,899      3,565
  Additional paid in capital                              262,342     36,676
  Less unearned capital (see Note E)                     (100,000)         0
  Accumulated deficit during the
    development stage                                    (170,133)   (40,556)
                                                        ---------    -------
      Total Stockholders' Deficit                          (1,892)      (315)
                                                        ---------    -------
      Total Liabilities and Stockholders'
        Equity (Deficit)                                $   2,194   $  2,185
                                                          =======   ======

  The accompanying notes are an integral part of these financial statements.

                              Credex Corporation
                         (A Development Stage Company)
                           STATEMENTS OF OPERATIONS
       For Periods from Inception [September 2, 2005] to December 31, 2010

                                                Years Ended      Cumulative from
                                                December 31        Inception to
                                            --------------------   December 31,
                                                2010        2009          2010
                                            --------    --------     ----------
REVENUE:
  Finance income                           $       0    $      0     $  15,417
  Consulting income                                0           0         8,000
                                           ---------    --------     ---------
      Total Revenue                                0           0        23,417
                                           ---------    --------     ---------
EXPENSES:
  Travel                                           0       2,050         6,882
  Office expenses (see Note E)                 2,738       1,765         8,779
  Telephone (see Note E)                         421           0         2,744
  Professional fees (see Note E)             117,593      11,200       142,890
  Advertising                                      0           0           350
  Portfolio purchase                               0           0        21,000
  Seminar                                          0           0         1,585
  Stock transfer agent fees (see Note E)       5,500           0         5,500
  Rent (see Note E)                            3,325           0         3,853
                                           ---------    --------     ---------
      Total Expenses                         129,577      15,015       193,583
                                           ---------    --------     ---------
  Operating Loss                            (129,577)    (15,015)     (170,166)

OTHER INCOME:
  Interest income                                  0           0            33
                                           ---------    --------     ---------
  Net loss before income taxes              (129,577)    (15,015)     (170,133)

INCOME TAXES                                       0           0             0
                                           ---------    --------     ---------
  Net Loss                                 $(129,577)   $(15,015)    $(170,133)
                                           =========    ========     =========
Basic net loss per share                   $  (0.05)   $ (0.003)
                                           =========    ========
Weighted average number of shares
  outstanding (000's)                          3,143      2,589
                                           =========    =======

  The accompanying notes are an integral part of these financial statements.

                                   Credex Corporation
                             (A Development Stage Company)
                      STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
          For Periods from Inception [September 2, 2005] to December 31, 2010

                                                                                          Total
                                Common Stock      Additional             Development  Stockholders'
                               ----------------    Paid-in     Unearned      Stage       Equity
                               Shares    Amount     Capital     Capital     Deficit     (Deficit)
                             ---------   ------    --------   ---------    ---------    ----------
September 2, 2005, Date of
    Incorporation                    0   $    0     $     0   $       0     $      0     $      0
Shares purchased for cash
    at $0.001 per share         10,000       10         990           0            0        1,000
Net loss for year ended
   December 31, 2005                 0        0           0           0       (8,397)      (8,397)
                             ---------   ------    --------   ---------    ---------     --------
Balances   December 31, 2005    10,000       10         990           0       (8,397)      (7,397)
Net loss for year ended
   December 31, 2006                 0        0           0           0       (8,056)      (8,056)
                             ---------   ------    --------   ---------    ---------     --------
Balances   December 31, 2006    10,000       10         990           0      (16,453)     (15,453)
Stockholder loan used to
   purchase shares at
   $0.0072 per share         2,490,000    2,490      15,441           0            0       17,931
Net loss for year ended
   December 31, 2007                 0        0           0           0       (2,087)      (2,087)
Balances   December 31,      ---------   ------    --------    ---------    ---------     --------
   2007                      2,500,000    2,500      16,431           0      (18,540)         391
Shares issued for cash
   at $0.02 per share          350,000      350       6,650           0            0        7,000
Net loss for year ended
   December 31, 2008                 0        0           0           0       (7,001)      (7,001)
Balances   December 31,      ---------   ------    --------   ---------    ---------     --------
   2008                      2,850,000    2,850      23,081           0      (25,541)         390
Shares issued for cash
   at $0.02 per share          715,500      715      13,595           0            0       14,310
Net loss for year ended
   December 31, 2009                 0        0           0           0      (15,015)     (15,015)
Balances   December 31,      ---------   ------    --------   ---------    ---------     --------
   2009                      3,565,500    3,565      36,676           0      (40,556)        (315)
Shares issued for cash
   at $0.02 per share          267,500      268       5,082           0            0        5,350
Shares issued for cash
   at $0.04 per share          566,250      566      22,084           0            0       22,650
Shares issued for future
   services at $0.113 per
   share                     1,500,000    1,500     198,500    (200,000)           0            0
Unearned capital amortized           0        0           0     100,000            0      100,000
Net loss for period ended
   December 31, 2010                 0        0           0           0     (129,577)    (129,577)
Balances   December 31,      ---------   ------   --------   ----------    ---------    ---------
   2010                      5,899,250   $5,899   $262,342   $ (100,000)   $(170,133)   $  (1,892)
                             =========   ======   ========   ==========     =========   =========

       The accompanying notes are an integral part of these financial statements.


                                 Credex Corporation
                            (A Development Stage Company)
                              STATEMENTS OF CASH FLOWS
     For Periods from Inception [September 2, 2005] to December 31, 2010

                                               Years Ended      Cumulative from
                                                December 31        Inception to
                                            --------------------   December 31,
                                              2010        2009          2010
                                            --------    --------     ----------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                $(129,577)   $(15,015)    $(170,133)

Add non-cash expenses to Net Loss:
     Professional fees from consulting
        agreement (see Note E)               100,000           0       100,000
Adjustments to reconcile net loss to net
     cash used by operations:
     Increase (decrease) in
        accounts payable                       1,586        (500)        4,086
                                           ---------     -------     ---------
        Net Cash Used by
          Operating Activities               (27,991)    (15,515)      (66,047)
                                           ---------     -------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from stockholder
     loan                                          0           0        46,828
   Repayment of stockholder
     loan                                          0           0       (28,897)
   Sale of common stock                       28,000      14,310        50,310
                                           ---------     -------     ---------
        Net Cash Provided by
          Financing Activities                28,000      14,310        68,241
                                           ---------     -------     ---------
   Net Increase (Decrease)
     in Cash                                       9      (1,205)        2,194

   Cash and Equivalents,
       Beginning of Period                     2,185       3,390             0
                                           ---------     -------     ---------
   Cash and Equivalents,
       End of Period                       $   2,194     $ 2,185     $   2,194
                                           =========     =======     =========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest                  $       0     $     0     $       0
                                           =========     =======     =========
   Cash paid for income taxes              $       0     $     0     $       0
                                           =========     =======     =========
SIGNIFICANT NON-CASH ACTIVITIES:
   Stockholder loan contributed
     to capital for common
     Stock                                 $       0     $     0     $  17,931
                                           =========     =======     =========
   Common stock issued as collateral
     for future services / additional
     capital not earned                    $ 200,000     $     0     $ 200,000
                                           =========     =======     =========

    The accompanying notes are an integral part of these financial statements.

                              Credex Corporation
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                          December 31, 2010 and 2009

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

2.  Basis of Presentation

The accompanying financial statements have been prepared in accordance with the instructions to Form 10-K and Article 10 of Regulation S-X, and, therefore, do include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

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

8.  Concentrations of Credit Risk

The Company maintains its cash in a bank deposit account in a bank which participates in the Federal Deposit Insurance Corporation (FDIC) Transaction Account Guarantee Program, which provides separate FDIC coverage on the full balance of personal and non-personal checking accounts, so long as they are not interest-bearing. Under that program, through June 30, 2010, all non-interest bearing accounts were fully guaranteed by the FDIC for the full balance in the account. Coverage is in addition to and separate from the $250,000 coverage available under FDIC's general deposit insurance rules. After
December 31, 2013, balances up to $100,000 will be insured. As of December 31, 2010 and 2009, the Company had no balances in excess of federally insured limits.

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

The Company has forty stockholders of record as of December 31, 2010. As of December 31, 2010, the outstanding shares were 5,899,250. Share transactions during the year ended December 31, 2010, resulted in a increase in shares outstanding of 2,333,750 shares as follows:

    Shares issued for cash at $0.02 per share             267,500
    Shares issued for cash at $0.04 per share             566,250
    Shares issued to Cypress Bend Executive
      Services, LLC ("Cypress") for future services
      to be performed valued at $200,000 ($0.113 per
      share)                                            1,500,000
                                                        ---------
                                                        2,333,750
                                                        =========

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

The Company's deferred tax assets as of December 31, 2010 and 2009 were as follows:
                                        2010             2009
                                    ------------     ------------
Deferred tax asset                   $  49,200	      $  15,300
Valuation allowance                    (49,200)         (15,300)
                                     ---------        ---------
   Net Deferred Tax Asset            $       0        $       0
                                     =========        =========

NOTE D - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern. The Company is in the development stage and has sustained losses of $170,166 since inception which raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon expanding operations and obtaining additional capital and financing. Management's plan in this regard is to implement the Company's business plan and to secure additional funds through equity or debt financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE E - RELATED PARTY

A past shareholder of the Company had received fees for service in the year ended December 31, 2010 and 2009 in the amount of $2,400 and $4,200, respectively.

A shareholder of the Company, Globex Transfer, LLC, a stock transfer agent, has been engaged in November 2010 to provide stock transfer services. As of December 31, 2010, $5,500 expenses were incurred with an outstanding balance payable of $2,500.

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

In exchange for these services, which the Company anticipates will last for a ten month period, the Company agreed to pay Cypress cash fees of $200,000 as well as provide Cypress with 2,958,625 shares of its stock, which effectively transfers control of the Company to Cypress during this period. Because the consulting services began August 1, 2010, amortization into Professional Fee was $100,000 in 2010 and $0 in 2009 resulting in net unearned capital of $100,000 as of December 31, 2010. Upon receipt of the cash payment of $200,000, Cypress is to return the shares to the Company's treasury. [Refer to Note
B - Stockholders' Equity (Deficit)] Also, as part of the contract with Cypress, the Company is responsible for normal operating costs, which Cypress was providing. These costs in operations paid to Cypress amounted to $8,910
[Office Expenses $1,346; Professional Fees for secretarial costs $3,818;
Rent $3,325; and Telephone $421].

On January 31, 2011, two shareholders of the Company loaned $2,000 for additional funding to assist the Company accomplice its operating goals. These loans have twelve (12%) percent per annum interest rate with the loans payable when funds are available. (Refer to Note H - Stockholders' Loans [Subsequent Event])

NOTE F - FILING WITH THE U.S. SECURITIES AND EXCHANGE COMMISSION

The Company has completed filing with the U.S. Securities and Exchange Commission one form to become public and is in the process of preparing a filing to be able to sell shares to the public. The Company filed a Form 10 under the Securities and Exchange Act of 1934 to start reporting its operations. In conjunction with the Form 10, the Company will file an S-1 under the Securities Act of 1933 to allow its shareholders to sell their shares to the public. The plan is for the Company to register part of the existing shareholders' 2,940,625 shares outstanding with the shares to be sold to the public at $0.25 per share. The costs for this offering are estimated to be less than $10,000.

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
                                ========       ========    ========

NOTE H - STOCKHOLDERS' LOAN [SUBSEQUENT EVENT]

On January 31, 2011, two shareholders of the Company loaned $2,000 for additional funding to assist the Company accomplice its operating goals. These loans have twelve (12%) percent per annum interest rate with the loans payable when funds are available. (Refer to Note E - Related Party)



                       [Intentionally Left Blank]

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are none.

Item 9A. Controls and Procedures.

Item 9A(T). Controls and Procedures.

Item 9B. Other Information.

Part III

Item 10. Directors, Executive Offices and Corporate Governance

Identification of Directors:

                            Position Held
Name                 Age     with Company          Elected
________________________________________________________________
Janine Weller         49      Director          May 28, 2010
Denise Leonardo       48      Director          October 24, 2007
Julie Ann Goodwin     49      Director          May 28, 2010
Steven G. Salmond     61      Director          August 21, 2010

Directors are elected by the shareholders at each annual meeting.


Identification of Officers:
                            Position Held
Name                 Age     with Company          Elected
________________________________________________________________

Denise Leonardo       48       President, CEO     May 28, 2010*
Steven G. Salmond     61       Secretary and
                               Treasurer, CFO    August 21, 2010

* Ms. Leonardo served as Treasurer, Chief Financial Officer and Director of the Company from her appointment on October 24, 2007 until May 28, 2010 when she was elected President. Her responsibilities included oversight over internal controls, financial reporting and compliance with state and federal laws.

Officers of the Company serve at the will of the Board of Directors. Presently the Company has no employment contract with any of its officers.

Brief biographies of the officers and directors of the Company are set forth below. Each director holds office until the next annual meeting or until his death, resignation, retirement, removal, disqualification or until a successor has been elected and qualified. Vacancies in the existing board are filled by a majority of the remaining directors.

None of the officers or directors hold directorships in any other Company.

Of the officers and directors only Mr. Salmond has any experience in management of a public company.

Denise Leonardo, President - Ms. Leonardo served as Treasurer, Chief Financial Officer and Director of the Company from her appointment on October 24, 2007 until May 28, 2010 when she was elected President. Her responsibilities included oversight over internal controls, financial reporting and compliance with state and federal laws.

Ms. Leonardo received the designation of CSOX (Certificate in Sarbanes-Oxley) in December, 2006 from the SOX Institute of the Sarbanes-Oxley Group, Clifton, New Jersey.

Ms. Leonardo has been the president of DL Consultants, Inc., Palm Beach, FL from 2005 thru the present. She oversees all aspects of the business. The Company provides direction to clients regarding the requirements of the Sarbanes-Oxley Act of 2002 and aids clients in the way they communicate their financial information by cultivating, edgarizing and filing SEC Form filings and Private Placement Memorandum documents.

From 2003 thru 2005, Ms. Leonardo was employed with American Capital Holdings, Inc. and IS Direct Agency, Palm Beach, FL. She assisted in the creation of ten
(10) public development stage companies and developed a human resource department and financial department procedures. She implemented Sarbanes-Oxley compliance and was responsible for compiling and formatting financial data into SEC Form structure, edgarize and filing SEC documents.

She also created the insurance department at IS Direct Agency as a licensed entity/producer and agent/producer in 39 and 48 states respectively. She was also responsible for maintaining investor communications and relations.

From 1991 thru 2004, Ms. Leonardo owned and operated Leonardo

Yacht Maintenance, Palm Beach, FL. She developed a team to provide service for detailing and maintenance of vessels throughout Palm Beach County, FL.

Ms. Leonardo was director of sales and service at Venus Interiors, Flagler Beach, FL and sales rep at Sunflooring, Inc., Tampa, FL from 1981 thru 1991. She was responsible for sales and service to the retail and wholesale markets.

Ms. Leonardo in 2006 was Sarbanes-Oxley Certified and attained from the State of Florida, a Life, Health & Annuity Insurance License in 2005.

Ms. Leonardo attended Palm Beach Community College in 2005 for Financial Accounting. From 2000 thru 2001, she attained an AS Degree in Computer Programming and DB Design while being listed on the Dean's and president's List.

Julie Goodwin, Director - Since 1999 to present, Mrs. Goodwin studies stock market and economic trends using technical chart analysis methods while successfully trading in self-directed accounts.

She was employed in opening investment accounts with Charlestown Savings Bank, Boston 1980. She married and relocated to Nova Scotia, Canada 1981.
Mrs. Goodwin co-owned and managed a lobster and boat building businesses from 1981 to 2000. Through home-schooling, she educated her four children utilizing Montessori Methodology from 1985-2005.

Mrs. Goodwin graduated with honors from Malden High School, class of 1978, then, majored in French and Education at University of Massachusetts, Amherst 1978-1980. Mrs. Goodwin Attended Centre International d'Etudes Francais in Angers, France, Spring 1980.

Janine Weller, Director - Ms. Weller has been National Graphic Design Director for Sonoco CorrFlex, from 2007 to present, operating from the Glen Rock, NJ sales & design office. She is responsible for creative leadership and development of graphic designers and 3D rendering specialists, focused on creating innovative, best in class, award-winning solutions for customers in a variety of industries.

Through successful development and implementation of best practices, she has unified designers of different disciplines, training and geographic locations across the US to work as a team, leveraging design resources to meet customer expectations.

Ms. Weller joined Sonoco CorrFlex, the point-of-purchase merchandising display division of Sonoco, a global manufacturer of industrial and consumer products and provider of packaging services in 2003, as senior graphic designer.

Starting in 2000, Ms. Weller served as graphic designer at ADC. Purchased by Alliance/Rock-Tenn in 2001, she was retained as senior graphic designer through March 2003. Prior to 2000, Ms. Weller has continuously held a variety of positions in the graphic design and advertising fields including in-house, agency, studio and consulting.

Ms. Weller is a 1983 graduate of Pratt Institute with a B.F.A. degree with honors in art direction.

Steven G. Salmond - Mr. Salmond has consulted small businesses on accounting and related systems including setup of accounting system, transfer of accounting records to new systems, and training of staff in the new systems.
He has also in the private sector of accounting performed accounts receivable, accounts payable, payroll, general journal adjustments and prepared financial statements for both publicly and privately held companies. Mr. Salmond has been Chief Financial Officer ("CFO") in several public companies reporting under the 1934 Securities Act. Mr. Salmond was the CFO in Lincoln Floorplanning Company, Inc. and consulted the CFO of United Park City Mines for its 1934 filings. Lincoln was a small company with no continous operations. United Park was a New York Stock Exchange company with real estate development operation until it was taken private. He has managed personnel in accounting departments as well as work under the management of accounting to perform the work to be completed. Mr. Salmond has experience in oil and gas, timber harvesting, mining, real estate development, water purification equipment manufacture and service, computer software training, marketing, and health spas. Mr. Salmond was an audit partner in a small accounting practice. He audited oil and gas, mining, health spas, printing, fast food and startup companies. Most of the audits were for publicly traded companies with some filing with the U.S. Securities and Exchange Commission. He graduated with a B.S. Degree in Accounting in 1975 from Weber State University located in Ogden, Utah.

Item 11. Executive Compensation

Description           Name (1)  Name (2)  Name (3)  Name (4)  Name (5)  Name (6)
Name and Principal    Janine    Denise    Julie Ann Steven G. James H.  Richard
Position (a)          Weller    Leonardo  Goodwin   Salmond   Bashaw R. Cook

Year (b)               2009      2009      2009      2009      2009      2009
Salary ($) (c)        $   0     $   0     $   0    $    0    $6,200     $   0
Bonus ($) (d)             0         0         0         0         0         0
Stock Awards ($) (e)      0         0         0         0         0         0
Option Awards ($) (f)     0         0         0         0         0         0
Non-equity Incentive
Plan Compensation ($)
(g)                       0         0         0         0         0         0
Change in pension
value and Non-
Qualified deferred
compensation earnings
($) (h)                   0         0         0         0         0         0
All other
compensation ($) (i)      0         0         0         0         0         0
Total ($) (j)         $   0     $   0     $   0    $    0    $6,200     $   0

Year (b)               2010      2010      2010      2010      2010      2010
Salary ($) (c)        $   0     $   0     $   0    $    0    $2,400     $   0
Bonus ($) (d)             0         0         0         0         0         0
Stock Awards ($) (e)      0         0         0         0         0         0
Option Awards ($) (f)     0         0         0         0         0         0
Non-equity Incentive
Plan Compensation ($)
(g)                       0         0         0         0         0         0
Change in pension
value and Non-
Qualified deferred
compensation earnings
($) (h)                   0         0         0         0         0         0
All other
compensation ($) (i)      0         0         0         0         0         0
Total ($) (j)         $   0     $   0     $   0    $    0    $2,400     $   0

(1)  Director from May 28, 2010
(2)  President and Director (CEO) from May 28, 2010 and past Secretary/Treasurer
     (CFO) from 2005 to May 28, 2010
(3)  Director from May 28, 2010
(4)  Secretary/Treasurer (CFO) and Director from August 21, 2010
(5) Past President and Director (CEO), died on May 15, 2010. President and Director from 2005 to May 15, 2010 (Death Date)
(6) Past Secretary/Treasurer (CFO) from May 28, 2010 to August 21, 2010; Director from 2005 to August 21, 2010

There was no compensation paid to Officers or Directors in 2008
(c) The named officer received payments in cash only

Future salaries of the officers and directors will be set by the Board of Directors depending upon the financial condition of the company, and may include bonuses, health insurance and other compensation as the Board of Directors may award. Out-of-pocket expenses are defined as the monies expended on behalf of the company while engaged in Company Business such as travel expenses and items purchased for use by the Company.


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table contains information as of the date of this filing as to the beneficial ownership of shares of common Stock of the Company of each person who was the beneficial owner of five (5%) percent or more of the outstanding shares of the Company.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
_____________________________________________________________________________
Title of Class   Name and Address of      Amount and Nature      Percent
                 Beneficial Owner         of Beneficial Owner
______________________________________________________________________________
Common stock     Steven G. Salmond*         2,958,625            50.15%
                 454 Treemont Drive
                 Orange City, FL  32763

Common stock     Janine Weller                350,000             5.93%
                 415 Macopin Road
                 West Milford, NJ 07480

Common stock     Renay Bashaw Werman          350,000             5.93%
                 100 Highland Acres Drive
                 Dingmans Ferry, PA 18328

Common stock     Denise Leonardo              300,000             5.09%
                 9266 Keating Drive
                 Palm Beach Gardens, FL  33410

Common stock     Julie Ann Goodwin            253,100             4.29%
                 232 Trickey Pond Road
                 Naples, ME 04055

* Shares being held as security for management contract to Cypress Bend Executive Services, LLC, which Mr. Salmond is a member.

The following table contains information as of the date of this filing as to the beneficial ownership of shares of common stock of the Company, as well as all persons as a group who were then officers and directors of the Company.

SECURITY OWNERSHIP OF MANAGEMENT
______________________________________________________________________________
Title of Class   Name and Address         Amount                 Percent
______________________________________________________________________________

Common stock     Steven G. Salmond          2,958,625            50.15%
                 454 Treemont Drive
                 Orange City, FL  32763

Common stock     Denise Leonardo              300,000             5.09%
                 9266 Keating Drive
                 Palm Beach Gardens, FL 33410

Common stock     Julie Ann Goodwin            253,100             4.29%
                 232 Trickey Pond Rd.
                 Naples, ME 04055

                                       25

Common stock     Janine Weller                350,000             5.93%
                 415 Macopin Road
                 West Milford, NJ 07480

Common stock     Officers and Directors
                 as a group                 3,861,725            65.46%

See also "Item 13 Certain Relationships and Related Transactions, and Director Independence."

Item 13. Certain Relationships and Related Transactions, and Director
Independence

No officer or director is related to or has any relationship with any other officer or director.

Credex has entered into a management contract with Cypress. This contract provides that Cypress will provide operational support to Credex and to take Credex Public through Form 10 and S-1 filings with the Securities and Exchange Commission. Cypress will return the shares it owns to Treasury Stock upon completion of its contract obligations and receiving payment in full for its services. Cypress is a Nevada, LLC formed on July 7, 2010 with three members. As part of the agreement Steven G. Salmond, a member of Cypress Bend, was installed as Secretary, treasurer, CFO and Director of Credex. Cypress has a business plan to provide services similar to those provided to Credex. Credex is Cypress's first client.

The contract with Cypress Bend Executive Services, LLC was

negotiated between Credex's CEO, Denise Leonardo and Timothy L. Kuker of Cypress. The Contract was approved by Credex's Board. None of the voting members have any relationship with Cypress. Mr. Cook abstained from voting on the matter of the agreement. Credex believes the negotiation was arms length and the terms of the agreement are at least as favorable to Credex as could have been obtained with an unrelated party.

The Company has entered into subscription agreements to sell its stock as shown in Item 10.

Each purchaser of stock pursuant to the Private Placement Memorandum signed a subscription agreement. All of these subscription agreements are the same. A specimen is attached as Exhibit 10.2.

Item 14. Principal Accounting Fees and Services

The Company has engaged Moss, Krusick & Associates, LLC, 480 North Orlando Avenue, Suite 218, Winter Park, FL 32789, to audit the annual financial statements, review quarterly financial statements, and provide other services required to comply with accounting and reporting rules and related guidelines. The fees recorded in Professional Fees in operations were $8,875 and $5,000 in 2010 and 2009, respectively.

Part IV

Item 15. Exhibits, Financial Statement Schedules

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Credex Corporation


By: ___________________________            Date:    March 16, 2011
    Denise Leonardo,
    Chief Executive Officer


