Form 10-Q
period 2011-03-31
CREDEX CORP
filed 2011-05-09
CIK 1432939

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ]yes [ ]no

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S- T(232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] yes [ X ] no


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, April 29, 2011.

                                    5,899,250



TABLE OF CONTENTS

Part I. Financial Information.......................................... 4

Item 1. Financial Statements........................................... 5


Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.......................................... 15


Item 3. Quantitative and Qualitative Disclosures about Market Risk..... 18


Item 4. Controls and Procedures........................................ 18


Part II. Other Information............................................. 19


Item 1. Legal Proceedings.............................................. 19
Item 1A. Risk Factors.................................................. 19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.... 19
Item 3. Defaults Upon Senior Securities................................ 21
Item 5. Other Information.............................................. 21
Item 6. Exhibits....................................................... 21


Signature.............................................................. 21


PART I - FINANCIAL INFORMATION Item 1. Financial Statements.

INDEX TO FINANCIAL STATEMENTS                                           PAGE


Balance Sheets at March 31, 2011 (Unaudited) and December 31, 2010..... 5

Unaudited Statements of Operations for the three-month period ended
March 31, 2011 and 2010 and for the period from inception,
September 2, 2005, through March 31, 2011.............................. 6

Unaudited Statements of Stockholders' Equity for the period from inception, September 2, 2005, through March 31, 2011................... 7

Unaudited Statements of Cash Flows for the three-month periods ended March 31, 2011 and 2010 and for the period from inception,
September 2, 2005, through March 31, 2011.............................. 8

Notes to Financial Statements.......................................... 9




                             Credex Corporation
                        (A Development Stage Company)
                                BALANCE SHEETS
             March 31, 2011, (Unaudited) and December 31, 2010

                                    ASSETS

                                                    March 31,     December 31,
                                                      2011             2010
                                                  ------------    ------------
                                                  (Unaudited)
CURRENT ASSETS:

Cash                                                $    54        $ 2,194
                                                   --------        --------
Total Assets                                        $    54        $ 2,194
                                                   ========        ========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable                                 $ 9,405        $ 4,086
   Accrued interest payable                              60              0
   Notes payable                                      5,000              0
   Stockholder loans payable (see Note E)             2,700              0
                                                   --------       --------
       Total Current Liabilities                     17,165          4,086
                                                   --------       --------
STOCKHOLDERS' DEFICIT:
   Common stock, $0.001 par value;
     100,000,000 authorized shares, 5,899,250
     shares issued and outstanding at
     March 31, 2011, and December 31, 2010,
     respectively                                     5,899           5,899
   Additional paid in capital                       262,342         262,342
   Less unearned capital (see Note E)               (40,000)       (100,000)
   Accumulated deficit during the
     development stage                             (245,352)       (170,133)
                                                   --------        --------
        Total Stockholders' Deficit                 (17,111)         (1,892)
                                                   --------        --------
        Total Liabilities and Stockholders'
           Deficit                                  $    54        $ 2,194
                                                   ========        ========



    The accompanying notes are an integral part of these financial statements.


                               Credex Corporation
                         (A Development Stage Company)
                       UNAUDITED STATEMENTS OF OPERATIONS
          For Periods from Inception [September 2, 2005] to March 31, 2011

                                              Three Months     Cumulative from
                                             Ended March 31       Inception to
                                           --------------------     March 31,
                                             2011        2010          2011
                                           --------    --------     ----------

REVENUE:

   Finance income                          $      0    $     0      $ 15,417
   Consulting income                              0          0         8,000
                                           ---------   --------     ----------
       Total Revenue                              0          0        23,417
                                           ---------   --------     ----------
EXPENSES:
   Travel                                         0          0         6,882
   Office expenses (see Note E)                 590        297         9,369
   Telephone (see Note E)                       165          0         2,909
   Professional fees (see Note E)            72,410      1,200       215,300
   Advertising                                    0          0           350
   Portfolio purchase                             0          0        21,000
   Seminar                                        0          0         1,585
   Stock transfer agent fees (see Note E)         0          0         5,500
   Rent (see Note E)                          1,994          0         5,847
                                           ---------   --------    ----------
       Total Expenses                        75,159      1,497       268,742
                                           ---------   --------    ----------
       Operating Loss                       (75,159)    (1,497)    (245,325)
                                           ---------    --------   ----------

OTHER INCOME (EXPENSES):
   Interest income                                0          0           33
   Interest expense                             (60)         0          (60)
                                           ---------   --------    ----------
        Total Other Income (Expenses)           (60)         0          (27)
                                           ---------   --------    ----------
   Net loss before income taxes             (75,219)    (1,497)    (245,352)

INCOME TAXES                                      0          0            0
                                           ---------   --------    ----------
   Net Loss                               $ (75,219)  $ (1,497)   $(245,352)
                                           =========   ========    ==========
Basic net loss per share                  $  (0.013)  $ (0.000)
                                           =========   ========
Weighted average number of shares
   outstanding (000's)                        5,899     3,605
                                           =========   ========


     The accompanying notes are an integral part of these financial statements.


                               Credex Corporation
                         (A Development Stage Company)
                   STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
         For Periods from Inception [September 2, 2005] to March 31, 2011

                                                                                                         Total
                                         Common Stock      Additional               Development   Stockholders'
                                     ----------------         Paid-in     Unearned        Stage         Equity
                                    Shares     Amount         Capital      Capital      Deficit       (Deficit)
                                   ---------   ------      ----------   ----------    ---------   ------------
September 2, 2005, Date of
   Incorporation                          0    $    0          $    0     $      0      $     0      $     0
Shares purchased for cash
   at $0.001 per share               10,000        10             990            0            0        1,000
Net loss for year ended
   December 31, 2005                      0         0               0            0       (8,397)      (8,397)
                                  ---------   -------        --------    ---------    ---------     --------
Balances - December 31, 2005         10,000        10             990            0       (8,397)      (7,397)
Net loss for year ended
   December 31, 2006                      0         0               0            0       (8,056)      (8,056)
                                  ---------   -------        --------    ---------    ---------     --------
Balances - December 31, 2006         10,000        10             990            0      (16,453)     (15,453)
Stockholder loan used
   to purchase shares at
   $0.0072 per share              2,490,000     2,490          15,441            0            0       17,931
Net loss for year ended
   December 31, 2007                      0         0               0            0       (2,087)      (2,087)
Balances - December 31,           ---------   -------        --------    ---------    ---------     --------
   2007                           2,500,000     2,500          16,431            0      (18,540)         391
Shares issued for cash
   at $0.02 per share               350,000       350           6,650            0            0        7,000
Net loss for year ended
   December 31, 2008                      0         0               0            0       (7,001)      (7,001)
Balances - December 31,           ---------   -------        --------    ---------    ---------     --------
   2008                           2,850,000     2,850          23,081            0      (25,541)         390
Shares issued for cash
   at $0.02 per share               715,500       715          13,595            0            0       14,310
Net loss for year ended
   December 31, 2009                      0         0               0            0      (15,015)     (15,015)
Balances - December 31,           ---------   -------        --------    ---------    ---------     --------
   2009                           3,565,500     3,565          36,676            0      (40,556)        (315)
Shares issued for cash
   at $0.02 per share               267,500       268           5,082            0            0        5,350
Shares issued for cash
   at $0.04 per share               566,250       566          22,084            0            0       22,650
Shares issued for future
   services at $0.113 per
   share                          1,500,000     1,500         198,500     (200,000)           0            0
Unearned capital amortized                0         0               0      100,000            0      100,000
Net loss for year ended
   December 31, 2010                      0         0               0            0     (129,577)    (129,577)
Balances - December 31,           ---------   -------        --------   ----------    ---------    ---------
   2010                           5,899,250     5,899         262,342     (100,000)    (170,133)      (1,892)
Unearned capital amortized
   (unaudited)                            0         0               0       60,000            0       60,000
Net loss for period ended
   March 31, 2011 (unaudited)             0         0               0            0      (75,219)     (75,219)
Balances - March 31,              ---------   -------        --------   ----------    ---------    ---------
   2011 (unaudited)               5,899,250    $5,899        $262,342    $ (40,000)   $(245,352)   $ (17,111)
                                  =========   =======        ========   ==========    =========    =========

                  The accompanying notes are an integral part of these financial statements.


                              Credex Corporation
                        (A Development Stage Company)
                     UNAUDITED STATEMENTS OF CASH FLOWS
         For Periods from Inception [September 2, 2005] to March 31, 2011

                                              Three Months      Cumulative from
                                             Ended March 31       Inception to
                                          --------------------      March 31,
                                            2011        2010          2011
                                          --------    --------     ----------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                              $ (75,219)   $ (1,497)    $ (245,352)

Add non-cash expenses to Net Loss:
   Professional fees from consulting
   agreement (see Note E)                   60,000           0        160,000
Adjustments to reconcile net loss to
   net cash used by operations:
   Increase (decrease) in
      accounts payable                       5,319           0          9,405
   Increase (decrease) in
      accrued interest payable                  60           0             60
                                         ---------     -------      ---------
     Net Cash Used by
      Operating Activities                  (9,840)     (1,497)       (75,887)
                                         ---------     -------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from note payable issued         5,000           0          5,000
   Proceeds from stockholder loans           2,700           0         49,528
   Repayment of stockholder loan                 0           0        (28,897)
   Sale of common stock                          0       2,850         50,310
                                         ---------     -------      ---------
   Net Cash Provided by
     Financing Activities                    7,700       2,850         75,941
                                         ---------     -------      ---------
   Net Increase (Decrease)
     in Cash                                (2,140)      1,353             54

   Cash and Equivalents,
     Beginning of Period                     2,194       2,185              0
                                         ---------     -------      ---------
   Cash and Equivalents,
   End of Period                         $      54     $ 3,538       $     54
                                         =========     =======      =========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest                $       0     $     0       $      0
                                         =========     =======      =========
   Cash paid for income taxes            $       0     $     0       $      0
                                         =========     =======      =========
SIGNIFICANT NON-CASH ACTIVITIES:
   Stockholder loan contributed
   to capital for common Stock           $       0     $     0       $ 17,931
                                         =========     =======      =========
Common stock issued as collateral
   for future services / additional
   capital not earned                    $       0     $     0       $200,000
                                         =========     =======      =========

    The accompanying notes are an integral part of these financial statements.


                            Credex Corporation
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
            March 31, 2011, (Unaudited) and December 31, 2010

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.  Organization and Purpose

Credex Corporation, (the "Company") was incorporated in the State of Florida on September 2, 2005. The Company is presently engaged in market research regarding the cost and availability of non- performing credit card portfolios including current market prices for the sales of portfolios deemed non-collectable at the time of sale. The Company is exploring avenues for raising capital in order to put its business plan into effect. The Company has a December 31 year-end. The Company's principal office is in Orange City, Florida.

2.  Basis of Presentation

The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X, and, therefore, do include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K filed on March 16, 2011. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2010 as reported in Form 10-K, have been omitted.

3.  Development Stage

The Company is currently a development stage entity as defined under accounting standards, as it continues development activities related to non-performing
credit card portfolios.   As required for development stage enterprises, the
statements of operations, cash flows and changes in stockholders' equity (deficit) are presented on a cumulative basis from inception.

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

8.  Concentrations of Credit Risk

The Company maintains its cash in a bank deposit account in a bank which participates in the Federal Deposit Insurance Corporation (FDIC) Transaction Account Guarantee Program, which provides separate FDIC coverage on the full balance of personal and non-personal checking accounts, so long as they are not interest-bearing. Under that program, through December 31, 2012, all non-interest bearing accounts were fully guaranteed by the FDIC for the full balance in the account. Coverage is in addition to and separate from the $250,000 coverage available under FDIC's general deposit insurance rules. After December 31, 2013, balances up to $100,000 will be insured. As of March 31, 2011 (unaudited) and December 31, 2010, the Company had no balances in excess of federally insured limits.

9.  Earnings per Share

Basic earnings per share is computed by dividing net income or loss available to common stockholders by the weighted average number of common stock shares outstanding during the year. Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants. The Company has no dilutive instruments outstanding.

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

The Company follows section 740-10-25 of the Codification ("Section
740-10-25") which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

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

The Company has forty stockholders of record as of March 31, 2011 (unaudited) and December 31, 2010. As of March 31, 2011 (unaudited) and December 31, 2010, the outstanding shares were 5,899,250. Share transactions during the year ended December 31, 2010, resulted in a increase in shares outstanding of 2,333,750 shares as follows:

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

The Company's deferred tax assets were as follows:

                                                  March 31,     December 31,
                                                    2011            2010
                                                ------------    ------------
                                                (Unaudited)
    Deferred tax asset                          $  92,300        $  64,000
    Valuation allowance                           (92,300)         (64,000)
                                                ------------    ------------
        Net Deferred Tax Asset                  $       0        $       0
                                                ============    ============

NOTE D - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern. As of March 31, 2011 (unaudited) and December 31, 2010, the Company is in the development stage and has sustained losses of $245,352 and $170,133, respectively, since inception which raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon expanding operations and obtaining additional capital and financing. Management's plan in this regard is to implement the Company's business plan and to secure additional funds through equity or debt financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE E - RELATED PARTY

A past shareholder of the Company had received fees for service in the year ended December 31, 2010 in the amount of $2,400.

A shareholder of the Company, Globex Transfer, LLC, a stock transfer agent, has been engaged in November 2010 to provide stock transfer services. As of December 31, 2010, $5,500 expenses were incurred with an outstanding balance payable of $2,500. As of March 31, 2011 (unaudited), this balance of $2,500 remains outstanding.

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

In exchange for these services, which the Company anticipates will last for a ten month period, the Company agreed to pay Cypress cash fees of $200,000 as well as provide Cypress with 2,958,625 shares of its stock, which effectively transfers control of the Company to Cypress during this period. Because the consulting services began August 1, 2010, amortization into Professional Fee was $60,000 in 2011 and $100,000 in 2010 resulting in net unearned capital of $40,000 and $100,000 as of March 31, 2011 (unaudited) and December 31, 2010,
respectively.   Upon receipt of the cash payment of $200,000, Cypress is to return the shares to the Company's treasury. [Refer to Note B - Stockholders' Equity (Deficit)] Also, as part of the contract with Cypress, the Company is responsible for normal operating costs, which Cypress was providing. As of March 31, 2011 (unaudited), the costs in operations paid to Cypress amounted to $4,798 [Office Expenses - $540; Professional Fees for secretarial costs - $2,099; Rent - $1,994; and Telephone - $165]. As of December 31, 2010, the costs in operations paid to Cypress amounted to $8,910 [Office Expenses - $1,346; Professional Fees for secretarial costs - $3,818; Rent - $3,325; and Telephone - $421].

On January 31, 2011, two shareholders of the Company loaned $2,000 for additional funding to assist the Company in accomplishing its operating goals. On March 21, 2011, another shareholder of the Company loaned $700 for additional funding to assist the Company in accomplishing its operating goals. All these loans have twelve (12%) percent per annum interest rate with the loans payable when funds are available. As of March 31, 2011 (unaudited), accrued interest on these loans amounted to $44.

NOTE F - FILING WITH THE U.S. SECURITIES AND EXCHANGE COMMISSION (UNAUDITED)

The Company is current with its 1934 Act filings with the U.S. Securities and Exchange Commission ("SEC"). There are no pending comments on these filings. The Company filed an S-1 (with amendments) Registration Statement pursuant to the 1933 Act. This registration became effective April 13, 2011. The S-1 registered the 2,940,625 shares in the hands of current shareholders (except for Cypress Bend's shares - refer to Note E - Related Party) for trading.

NOTE G - NOTES PAYABLE (UNAUDITED)

On March 21, 2011, the Company received a loan of $5,000 for additional funding to assist the Company in accomplishing its operating goals. This note has twelve (12%) percent per annum interest rate with the note payable when funds are available. As of March 31, 2011, accrued interest from this loan amounted to $16.

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

Plan of Operations

As discussed above we have not operated pursuant to our business plan since inception and have generated no revenue in the three months ended March 31, 2011 and 2010.

Development stage operating expenditures during the period from inception on September 2, 2005 to March 31, 2011 were $268,742 which consisted primarily of general and administrative expenses related to legal, accounting and other fees related to our formation and this offering. Our net loss was $75,159 and $1,497 for the three months ended March 31, 2011 and 2010, respectively, and $245,352 net loss from inception through March 31, 2011. The cumulative income to date was $23,450 including finance income of $15,417, consulting income of $8,000 and interest income of $33. Liquidity and Capital Resources Our capital resources have been acquired through the sale of shares of our common stock.

At March 31, 2011 and December 31, 2010, we had total assets of $54 and $2,194, respectively, consisting of cash.

At March 31, 2011 and December 31, 2010, our total liabilities were $17,165 and $4,086, respectively, consisting primarily of accounts payable and loans for additional funding.

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

In exchange for these services, which the Company anticipates will last for a ten month period, the Company agreed to pay Cypress cash fees of $200,000 as well as provide Cypress with 2,958,625 shares of its stock, which effectively transfers control of the Company to Cypress during this period. Also, as part of the contract Steven G. Salmond, a member of Cypress Bend was installed as Secretary, Treasurer, CFO and Director of Credex. Because the consulting services began August 1, 2010, amortization into Professional Fees was $60,000 in 2011 and $100,000 in 2010 resulting in net unearned capital of $40,000 and $100,000 as of March 31, 2011 and December 31, 2010, respectively. Upon receipt of the cash payment of $200,000, Cypress is to return the shares to the Company's treasury.

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

As of March 31, 2011, the Chief Executive and Financial Officers carried out an assessment of the effectiveness of the design and operation of our disclosure controls and procedures and concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2011, because of material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2011 there were no changes in our system of internal controls over financial reporting.

PART II. OTHER INFORMATION Item 1.  Legal Proceedings.
Credex is not involved in any litigation or any material legal proceeding. No Officer or Director is involved in any litigation or any material legal proceeding.

Item 1A. Risk Factors

None
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. The authorized equity of Credex Corporation consists of 100 million Shares, $.001 par value per share, of which 5,899,250 Shares are issued and outstanding to officers and directors for cash and services rendered from inception (September 2, 2005) through March 31, 2011.




                              [Intentionally left blank]




Credex Corporation
Sale of Investment

Title of                Shares   Share    Amount
Stock       Date        Issued   Price     Paid   Subscribed  Services

Common    09/09/2005    10,000  $0.100   $1,000
Common    10/24/2007 2,240,000  $0.010  $16,131
Common    10/24/2007   250,000  $0.010   $1,800
Common    04/04/2008    50,000  $0.020   $1,000
Common    07/07/2008    25,000  $0.020     $500
Common    07/28/2008    25,000  $0.020     $500
Common    08/16/2008    15,000  $0.020     $300
Common    09/06/2008    50,000  $0.020   $1,000
Common    09/21/2008    10,000  $0.020     $200
Common    10/01/2008    10,000  $0.020     $200
Common    10/17/2008    15,000  $0.020     $300
Common    12/31/2008   150,000  $0.020   $3,000
Common    06/22/2009    10,000  $0.020     $200
Common    06/22/2009    10,000  $0.020     $200
Common    06/29/2009    50,000  $0.020   $1,000
Common    06/29/2009    50,000  $0.020   $1,000
Common    06/29/2009   100,000  $0.020   $2,000
Common    06/29/2009    50,000  $0.020   $1,000
Common    06/29/2009    50,000  $0.020   $1,000
Common    06/29/2009   100,000  $0.020   $2,000
Common    07/22/2009    10,000  $0.020     $200
Common    08/04/2009   100,000  $0.020   $2,000
Common    09/19/2009    10,000  $0.020     $200
Common    10/07/2009    10,000  $0.020     $200
Common    10/07/2009    50,000  $0.020   $1,000
Common    10/07/2009    50,000  $0.020   $1,000
Common    11/19/2009    45,500  $0.020     $910
Common    12/15/2009    20,000  $0.020     $400
Common    02/22/2010    30,000  $0.020     $600
Common    03/16/2010    12,500  $0.020     $250
Common    04/14/2010   100,000  $0.020   $2,000
Common    04/30/2010   125,000  $0.020   $2,500
Common    07/12/2010 1,500,000  $0.113       $0         $0   $200,000*
Common    08/30/2010    12,500  $0.040     $500
Common    08/30/2010    25,000  $0.040   $1,000
Common    08/23/2010   125,000  $0.040   $5,000
Common    09/03/2010    25,000  $0.040   $1,000
Common    09/03/2010    62,500  $0.040   $2,500
Common    09/03/2010    25,000  $0.040   $1,000
Common    09/03/2010    25,000  $0.040   $1,000
Common    09/03/2010    25,000  $0.040   $1,000
Common    10/05/2010    56,250  $0.040   $2,250
Common    10/05/2010    10,000  $0.040     $400
Common    11/04/2010   150,000  $0.040   $6,000
Common    11/05/2010    25,000  $0.040   $1,000

                     5,899,250          $68,241        $0    $200,000*




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

Credex Corporation


By: _______________________________       Date:    May 9, 2011
    Denise Leonardo,
    Chief Executive Officer





