Form 10-Q
period 2011-06-03
CREDEX CORP
filed 2011-08-24
CIK 1432939

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


    For the quarterly period ended June 30, 2011


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


                9266 Keating Drive, Palm Beach Gardens, FL 33410
             (Address of principal executive offices and Zip Code)

Registrant's telephone number, including area code (386) 871-0934


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ]yes [ X ]no

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] yes [ X ]no


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.


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


Signature.............................................................. 21


PART I - FINANCIAL INFORMATION Item 1. Financial Statements.

INDEX TO FINANCIAL STATEMENTS                                           PAGE


Balance Sheets at June 30, 2011 [Unaudited] and December 31, 2010. . . . . 5

Unaudited Statements of Operations for the three- and six-month periods ended June 30, 2011 and 2010 and for the period from inception,
September 2, 2005, through June 30, 2011. . . . . . . . . . . . . . . . .. 6

Unaudited Statements of Stockholders' Equity for the period from inception, September 2, 2005, through June 30, 2011. . . . . . . . . . . . 7

Unaudited Statements of Cash Flows for the six-month periods ended
June 30, 2011 and 2010 and for the period from inception,
September 2, 2005, through June 30, 2011. . . . . . . . . . . . . . . . .. 8

Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . . . 9


                              Credex Corporation
                         (A Development Stage Company)
                                 BALANCE SHEETS
                June 30, 2011, [Unaudited] and December 31, 2010


                                     ASSETS

                                               June 30,      December 31,
                                                 2011             2010
                                             ------------    ------------
                                             (Unaudited)

CURRENT ASSETS:
  Cash                                           $    54        $ 2,194
                                                --------        --------
        Total Assets                             $    54        $ 2,194
                                                ========        ========

                       LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                               $ 13,541       $ 4,086
  Accrued interest payable                            302             0
  Notes payable                                     5,000             0
  Stockholder loans payable (see Note E)            3,300             0
                                                 --------        --------
        Total Current Liabilities                  22,143         4,086
                                                 --------        --------

STOCKHOLDERS' DEFICIT:
  Common stock, $0.001 par value;
    100,000,000 authorized shares, 5,899,250
    shares issued and outstanding at
    June 30, 2011, and December 31, 2010,
    respectively                                   5,899         5,899
  Additional paid in capital                     262,342       262,342
  Less unearned capital (see Note E)                   0      (100,000)
  Accumulated deficit during the
    development stage                           (290,330)     (170,133)
                                                --------        --------
        Total Stockholders' Deficit              (22,089)       (1,892)
                                                --------        --------

        Total Liabilities and Stockholders'
         Deficit                                 $    54       $ 2,194
                                                ========        ========

The accompanying notes are an integral part of these financial statements.

                              Credex Corporation
                        (A Development Stage Company)
                           STATEMENTS OF OPERATIONS
         For Periods from Inception [September 2, 2005] to June 30, 2011
                                  [Unaudited]

                        Three Months Ended   Six Months Ended   Cumulative from
                              June 30,           June 30          Inception to
                        ------------------   -----------------       June 30,
                         2011       2010       2011      2010          2011
                        -------    -------   --------  --------      ----------

REVENUE:

 Finance income        $      0    $     0   $      0  $      0      $   15,417
 Consulting income            0          0          0         0           8,000
                       --------    -------   --------  --------      ----------
    Total Revenue             0          0          0         0          23,417
                       --------    -------   --------  --------      ----------
EXPENSES:
 Travel                       0          0          0         0           6,882
 Office expenses             84        232        674       530           9,453
 Telephone                   54          0        219         0           2,963
 Professional fees
   (see Note E)          43,933      1,200    116,343     2,400         259,233
 Advertising                  0          0          0         0             350
 Portfolio purchase           0          0          0         0          21,000
 Seminar                      0          0          0         0           1,585
 Stock transfer agent
   fees (see Note E)          0          0          0         0           5,500
 Rent                       665          0      2,659         0           6,512
                       --------    -------   --------  --------       ---------
    Total Expenses       44,736      1,432    119,895     2,930         313,478
                       --------    -------   --------  --------       ---------
  Operating Loss        (44,736)    (1,432)  (119,895)   (2,930)       (290,061)
                       --------    -------   --------  --------       ---------

OTHER INCOME (EXPENSE):

 Interest income              0          0          0         0              33
 Interest expense          (242)         0       (302)        0            (302)
                       --------    -------   --------  --------       ---------
    Total Other Income
      (Expense)            (242)         0       (302)        0            (269)
                       --------    -------   --------  --------       ---------
 Net loss before income
   taxes                (44,978)    (1,432)  (120,197)   (2,930)       (290,330)

INCOME TAXES                  0          0          0         0               0
                       --------    -------   --------  --------       ---------

 Net Loss              $(44,978)  $ (1,432) $(120,197) $ (2,930)      $(290,330)
                       ========    =======   ========  ========       =========

Basic net loss per
    share              $ (0.008)  $ (0.000) $ (0.020)  $ (0.000)
                       ========    =======   ========  ========

Weighted average number of
    shares outstanding
    (000's)               5,899      3,724     5,899      3,699
                       ========    =======   ========  ========

    The accompanying notes are an integral part of these financial statements.



                              Credex Corporation
                        (A Development Stage Company)
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
          For Periods from Inception [September 2, 2005] to June 30, 2011

                                                                                            Total
                                 Common Stock    Additional              Development Stockholders'
                              -----------------     Paid-in    Unearned        Stage       Equity
                                Shares   Amount     Capital     Capital      Deficit     (Deficit)
                              --------   ------    --------   ---------    ---------   ----------


September 2, 2005, Date of
   Incorporation                     0   $    0    $      0   $      0     $       0    $      0
Shares purchased for cash
   at $0.001 per share          10,000       10         990          0             0       1,000
Net loss for year ended
   December 31, 2005                 0        0           0          0        (8,397)     (8,397)
                             ---------   ------    --------   ---------     ---------    --------
Balances - December 31, 2005    10,000       10         990          0        (8,397)     (7,397)
Net loss for year ended
   December 31, 2006                 0        0           0          0        (8,056)     (8,056)
                             ---------   ------    --------   ---------     ---------    --------
Balances - December 31, 2006    10,000       10         990          0       (16,453)    (15,453)
Stockholder loan used to
   purchase shares at
   $0.0072 per share         2,490,000    2,490      15,441          0             0      17,931
Net loss for year ended
   December 31, 2007                 0        0           0          0        (2,087)     (2,087)
Balances - December 31,      ---------   ------    --------   ---------     ---------    --------
   2007                      2,500,000    2,500      16,431          0       (18,540)        391
Shares issued for cash
   at $0.02 per share          350,000      350       6,650          0             0       7,000
Net loss for year ended
   December 31, 2008                 0        0           0          0        (7,001)     (7,001)
Balances - December 31,      ---------   ------    --------  ---------      ---------    --------
   2008                      2,850,000    2,850      23,081          0       (25,541)        390
Shares issued for cash
   at $0.02 per share          715,500      715      13,595          0             0      14,310
Net loss for year ended
   December 31, 2009                 0        0           0          0       (15,015)    (15,015)
Balances - December 31,      ---------   ------    --------  ---------      ---------    --------
   2009                      3,565,500    3,565      36,676          0       (40,556)       (315)
Shares issued for cash
   at $0.02 per share          267,500      268       5,082          0             0       5,350
Shares issued for cash
   at $0.04 per share          566,250      566      22,084          0             0      22,650
Shares issued for future
   services at $0.133 per
   share (Note E)            1,500,000    1,500     198,500   (200,000)            0           0
Unearned capital amortized           0        0           0    100,000             0     100,000
Net loss for year ended
   December 31, 2010                 0        0           0          0      (129,577)   (129,577)
Balances - December 31,      ---------   ------    --------  ----------     ---------   ---------
   2010                      5,899,250    5,899     262,342   (100,000)     (170,133)     (1,892)
Unearned capital amortized
   (unaudited)                       0        0           0    100,000             0     100,000
Net loss for period ended
   June 30, 2011 (unaudited)         0        0           0          0      (120,197)   (120,197)
Balances - June 30,          ---------   ------    --------  ----------     ---------   ---------
   2011 (unaudited)          5,899,250   $5,899    $262,342  $       0     $(290,330)  $ (22,089)
                             =========   ======    ========  ==========     =========   =========


              The accompanying notes are an integral part of these financial statements.


                              Credex Corporation
                        (A Development Stage Company)
                           STATEMENTS OF CASH FLOWS
           For Periods from Inception [September 2, 2005] to June 30, 2011
                                  [Unaudited]


                                         Six Months Ended      Cumulative from
                                              June 30           Inception to
                                        --------------------      June 30,
                                          2011        2010          2011
                                        --------    --------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                              $(120,197)   $(2,930)   $(290,330)
Add non-cash expenses to Net Loss:
  Professional fees from consulting
  agreement (see Note E)                  100,000          0      200,000

Adjustments to reconcile net loss to net cash
 Provided (used) by operations:
 Increase (decrease) in
    accounts payable                        9,455     (2,500)      13,541
 Increase (decrease) in
    accrued interest payable                  302          0          302
                                         --------    --------    --------
        Net Cash Used by Operating
           Activities                     (10,440)    (5,430)     (76,487)
                                         --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from note payable issued          5,000          0        5,000
 Proceeds from stockholder loan             3,300          0       50,128
 Repayment of stockholder loan                  0          0      (28,897)
 Sale of common stock                           0      5,350       50,310
                                         --------    --------    --------

        Net Cash Provided by Financing
        Activities                          8,300      5,350       76,541
                                         --------   --------     --------
 Net Increase (Decrease) in Cash           (2,140)       (80)          54

 Cash and Equivalents,
        Beginning of Period                 2,194      2,185            0
                                         --------   --------     --------
 Cash and Equivalents,
        End of Period                    $     54   $  2,105     $     54
                                         ========   ========     ========

SIGNIFICANT NON-CASH ACTIVITIES:
 Stockholder loan contributed to
        Capital for Common stock         $      0   $      0     $ 17,931
                                         ========   ========     ========


   The accompanying notes are an integral part of these financial statements.


                              Credex Corporation
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
              June 30, 2011, (Unaudited) and December 31, 2010

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.  Organization and Purpose

Credex Corporation, (the "Company") was incorporated in the State of Florida on September 2, 2005. The Company is presently engaged in market research regarding the cost and availability of non- performing credit card portfolios including current market prices for the sales of portfolios deemed non-collectable at the time of sale. The Company is exploring avenues for raising capital in order to put its business plan into effect. The Company has a December 31 year-end. The Company's principal office is in Palm Beach Gardens, Florida.

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

8.  Concentrations of Credit Risk

The Company maintains its cash in a bank deposit account insured by the Federal Deposit Insurance Corporation (FDIC). As of June 30,
2011 (unaudited) and December 31, 2010, the Company had no balances in excess of federally insured limits.

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

The Company has forty stockholders of record as of June 30, 2011 (unaudited) and December 31, 2010. As of June 30, 2011 (unaudited) and December 31, 2010, the outstanding shares were 5,899,250. Share transactions during the year ended December 31, 2010, resulted in a increase in shares outstanding of 2,333,750 shares as follows:

Shares issued for cash at $0.02 per share               267,500
Shares issued for cash at $0.04 per share               566,250
Shares issued to Cypress Bend Executive
    Services, LLC ("Cypress") for future services
    to be performed valued at $200,000 ($0.133 per
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

The Company's deferred tax assets were as follows:

                                           June 30,     December 31,
                                             2011            2010
                                         ------------    ------------
                                         (Unaudited)

   Deferred tax asset                    $ 109,000        $  64,000
   Valuation allowance                    (109,000)         (64,000)
                                          ---------        ---------
       Net Deferred Tax Asset            $       0        $       0
                                          =========        =========

NOTE D - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern. As of June 30, 2011 (unaudited) and December 31, 2010, the Company was in the development stage and has sustained losses of $290,330 and $170,133, respectively, since inception which raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon expanding operations and obtaining additional capital and financing. Management's plan in this regard is to implement the Company's business plan and to secure additional funds through equity or debt financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE E - RELATED PARTY

A past shareholder of the Company had received fees for service in the year ended December 31, 2010 in the amount of $2,400.

A shareholder of the Company, Globex Transfer, LLC, a stock transfer agent, has been engaged in November 2010 to provide stock transfer services. As of December 31, 2010, $5,500 expenses were incurred with an outstanding balance payable of $2,500. As of June 30, 2011 (unaudited), this balance of $2,500 remains outstanding. In July 2011 (unaudited) the Company received a billing for services received causing the outstanding balance to be $2,800.

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

In exchange for these services, which the Company anticipates would last for a ten month period and includes assisting the Company and its shareholders to move forward as determined for the Company's best interest, the Company agreed to pay Cypress cash fees of $200,000 as well as provide Cypress with 2,958,625 shares of its stock, which effectively transfers control of the Company to Cypress during this period. Because the consulting services began August 1, 2010, amortization into Professional Fee was $100,000 in 2011 and $100,000 in 2010 resulting in net unearned capital of $0 and $100,000 as of June 30, 2011 (unaudited) and December 31, 2010, respectively. Upon receipt of the cash payment of $200,000, Cypress is to return the shares to the Company's treasury. [Refer to Note B - Stockholders' Equity (Deficit)] Also, as part of the contract with Cypress, the Company is responsible for normal operating costs, which Cypress was providing. As of June 30, 2011 (unaudited), the costs in operations paid to Cypress amounted to $4,798 [Office Expenses - $540; Professional Fees for secretarial costs - $2,099; Rent - $2,659; and
Telephone - $219]. As of December 31, 2010, the costs in operations paid to Cypress amounted to $8,910 [Office Expenses - $1,346; Professional Fees for secretarial costs - $3,818; Rent - $3,325; and Telephone - $421].

On January 31, 2011, two shareholders of the Company loaned $2,000 for additional funding to assist the Company in accomplishing its operating goals. On March 21, 2011 and May 2, 2011, another shareholder of the Company loaned $700 and $600, respectively, for additional funding to assist the Company in accomplishing its operating goals. All these loans have twelve (12%) percent per annum interest rate with the loans payable when funds are available. As of June 30, 2011 (unaudited), accrued interest on these loans amounted to $136.

NOTE F - FILING WITH THE U.S. SECURITIES AND EXCHANGE COMMISSION (UNAUDITED)

There are no pending comments on the Company'S SEC filings. The Company filed an S-1 (with amendments) Registration Statement pursuant to the 1933 Act. This registration became effective April 13, 2011. The S-1 registered the 2,940,625 shares in the hands of current shareholders (except for Cypress Bend's shares - refer to Note E - Related Party) for trading.

NOTE G - NOTES PAYABLE (UNAUDITED)

On March 21, 2011, the Company received a loan of $5,000 for additional funding
to assist the Company in accomplishing its operating goals.   This note has
twelve (12%) percent per annum


interest rate with the note payable when funds are available. As of June 30, 2011, accrued interest from this loan amounted to $166.

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

Plan of Operations

As discussed above we have not operated pursuant to our business plan since inception and have generated no revenue in the three and six months ended June 30, 2011 and 2010.

Development stage operating expenditures during the period from inception on September 2, 2005 to June 30, 2011 were $313,780 which consisted primarily of general and administrative expenses related to legal, accounting and other fees related to our formation and this offering. Our net loss was $120,197 and $2,930 for the six months ended June 30, 2011 and 2010, respectively, and $290,330 net loss from inception through June 30, 2011. The cumulative income to date was $23,450 including finance income of $15,417, consulting income of $8,000 and interest income of $33.


Liquidity and Capital Resources

Our capital resources have been acquired through the sale of shares of our common stock.

At June 30, 2011 and December 31, 2010, we had total assets of $54 and $2,194, respectively, consisting of cash.

At June 30, 2011 and December 31, 2010, our total liabilities were
$222,143 and $4,086, respectively, consisting primarily of amount payable for services rendered by Cypress Bend Executive Services, LLC., accounts payable and loans for additional funding.

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

Credex's executive office is located at 9266 Keating Drive, Palm Beach Gardens, FL 33410. The telephone number is (386) 871-0934, and has no fax number.

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

In exchange for these services, which the Company anticipates will last for a ten month period and includes assisting the Company and its shareholders to move forward as determined for the Company's best interest, the Company agreed to pay Cypress cash fees of $200,000 as well as provide Cypress with 2,958,625 shares of its stock, which effectively transfers control of the Company to Cypress during this period. Also, as part of the contract Steven G. Salmond, a member of Cypress Bend was installed as Secretary, Treasurer, CFO and Director of Credex. Because the consulting services began August 1, 2010, amortization into Professional Fees was $100,000 in 2011 and $100,000 in 2010 resulting in net unearned capital of $0 and $100,000 as of June 30, 2011 and December 31, 2010, respectively. Upon receipt of the cash payment of $200,000, Cypress is to return the shares to the Company's treasury.

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

As of June 30, 2011, the Chief Executive and Financial Officers carried out an assessment of the effectiveness of the design and operation of our disclosure controls and procedures and concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2011, because of material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2011 there were no changes in our system of internal controls over financial reporting.

                            PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

Credex is not involved in any litigation or any material legal proceeding. No Officer or Director is involved in any litigation or any material legal proceeding.

Item 1A. Risk Factors

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The authorized equity of Credex Corporation consists of 100 million
Shares, $.001 par value per share, of which 5,899,250 Shares are issued and outstanding to officers and directors for cash and services rendered from inception (September 2, 2005) through June 30, 2011.




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

Credex Corporation


By:  /s/ Denise Leonardo                    Date:    August 24, 2011
    _________________________
      Denise Leonardo,
      Chief Executive Officer

