Form 10-Q/A
period 2011-06-30
CREDEX CORP
filed 2011-09-09
CIK 1432939

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

                        Credex Corporation

                         (A Development Stage Company)

                        STATEMENTS OF OPERATIONS

    For Periods from Inception [September 2, 2005] to June 30, 2011

                                   [Unaudited]

                               Three Months Ended   Six Months Ended   Cumulative from

                                     June 30,           June 30          Inception to

                               ------------------   -----------------       June 30,

                                 2011       2010     2011      2010            2011

                               -------    ------   --------  --------      ----------

REVENUE:

  Finance income              $      0   $     0   $       0  $      0    $  15,417

  Consulting income                  0         0           0         0        8,000

                              --------   -------   ---------  --------    ---------

      Total Revenue                  0         0           0         0       23,417

                              --------   -------   --------   --------    ---------

EXPENSES:

  Travel                             0         0           0         0        6,882

  Office expenses                   84       232         674       530        9,453

  Telephone                         54         0         219         0        2,963

  Professional fees

    (see Note E)                43,933     1,200     116,343     2,400      259,233

  Advertising                        0         0           0         0          350

  Portfolio purchase                 0         0           0         0       21,000

  Seminar                            0         0           0         0        1,585

  Stock transfer agent

    fees (see Note E)                0         0           0         0        5,500

  Rent                             665         0       2,659         0

        6,512

                              --------   -------   ---------  --------    ---------

      Total Expenses            44,736     1,432     119,895     2,930      313,478

                              --------   -------   ---------  --------    ---------

  Operating Loss               (44,736)   (1,432)   (119,895)   (2,930)    (290,061)

                              --------    ------   ---------  --------    ---------

OTHER INCOME (EXPENSE):

  Interest income                    0         0           0         0           33

  Interest expense                (242)        0        (302)        0         (302)

                              --------   -------   ---------  --------    ---------

      Total Other Income

        (Expense)                 (242)        0        (302)        0         (269)

                              --------   -------   ---------  --------    ---------

  Net loss before income

    taxes                      (44,978)   (1,432)   (120,197)   (2,930)    (290,330)

INCOME TAXES                         0         0           0         0            0

                              --------   -------   ---------  --------    ---------

  Net Loss                    $(44,978)  $(1,432)  $(120,197) $ (2,930)   $(290,330)

                              ========   =======   =========  ========    =========

Basic net loss per share       $(0.008)  $(0.000)   $ (0.020) $ (0.000)

                               =======   =======    ========  ========

Weighted average number of

  shares outstanding (000’s)     5,899     3,724       5,899     3,699

                                 =====     =====       =====     =====

  The accompanying notes are an integral part of these financial statements.

                                    Credex Corporation

                               (A Development Stage Company)

                        STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

             For Periods from Inception [September 2, 2005] to June 30, 2011

                                                                                          Total

                                Common Stock      Additional             Development  Stockholders’

                               ----------------    Paid-in     Unearned      Stage       Equity

                               Shares    Amount     Capital     Capital     Deficit     (Deficit)

                             ---------   ------    --------   ---------    ---------    ----------September 2, 2005, Date of

    Incorporation                    0   $    0     $     0   $       0     $      0     $      0

Shares purchased for cash

    at $0.001 per share         10,000       10         990           0            0        1,000

Net loss for year ended

   December 31, 2005                 0        0           0           0       (8,397)      (8,397)

                             ---------   ------    --------   ---------    ---------     --------

Balances - December 31, 2005    10,000       10         990           0       (8,397)      (7,397)

Net loss for year ended

   December 31, 2006                 0        0           0           0       (8,056)      (8,056)

                             ---------   ------    --------   ---------    ---------     --------

Balances - December 31, 2006    10,000       10         990           0      (16,453)     (15,453)

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

                        Credex Corporation

                        (A Development Stage Company)

                       STATEMENTS OF CASH FLOWS

     For Periods from Inception [September 2, 2005] to June 30, 2011

                                   [Unaudited]

                                                 Six Months Ended      Cumulative from

                                                      June 30           Inception to

                                                --------------------       June 30,

                                                  2011        2010           2011

                                                --------    --------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                    $(120,197)    $(2,930)    $(290,330)

Add non-cash expenses to Net Loss:

     Professional fees from consulting

        agreement (see Note E)                   100,000           0       200,000

Adjustments to reconcile net loss to net cash

     Provided (used) by operations:

     Increase (decrease) in

        accounts payable                           9,455      (2,500

)       13,541

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

                        Credex Corporation

                         (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS

            June 30, 2011, (Unaudited) and December 31, 2010

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.

Organization and Purpose

Credex Corporation, (the “Company”) was incorporated in the State of Florida on September 2, 2005.  The Company is presently engaged in market research regarding the cost and availability of non-performing credit card portfolios including current market prices for the sales of portfolios deemed non-collectable at the time of sale.  The Company is exploring avenues for raising capital in order to put its business plan into effect.  The Company has a December 31 year-end.  The Company’s principal office is in Palm Beach Gardens, Florida.

2.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X, and, therefore, do include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K filed on March 16, 2011.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements, which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2010 as reported in Form 10-K, have been omitted.

3.

Development Stage

The Company is currently a development stage entity as defined under accounting standards, as it continues development activities related to non-performing credit card portfolios.  As required for development stage enterprises, the statements of operations, cash flows and changes in stockholders’ equity (deficit) are presented on a cumulative basis from inception.

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

The Company follows section 740-10-25 of the Codification (“Section 740-10-25”) which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

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

NOTE B – STOCKHOLDERS’ EQUITY (DEFICIT)

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

    Shares issued to Cypress Bend Executive

      Services, LLC (“Cypress”) for future services

      to be performed valued at $200,000 ($0.133 per

      share)                                            1,500,000

                                                        ---------

                                                        2,333,750

                                                        =========

Additionally, ownership of 694,445 shares was transferred from a past officer/director to Cypress.  This former officer/director is a member of Cypress.  Another past officer/director who is deceased passed to his heirs 1,705,555 shares of which his heirs transferred 764,180 shares to Cypress.  A total of 2,958,625 shares have been transferred to Cypress under a consulting management agreement with the Company.  Upon completion of its services, Cypress is to be paid $200,000 by the Company at which time Cypress will return these shares.  (Refer to Note E – Related Party)

NOTE C – INCOME TAXES

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

The Company’s deferred tax assets were as follows:

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

                                  =========        =========

NOTE D – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s financial position and operating results raise substantial doubt about its ability to continue as a going concern.  As of June 30, 2011 (unaudited) and December 31, 2010, the Company was in the development stage and has sustained losses of $290,330 and $170,133, respectively, since inception which raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon expanding operations and obtaining additional capital and financing. Management’s plan in this regard is to implement the Company’s business plan and to secure additional funds through equity or debt financing.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE E – RELATED PARTY

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

3.  Secure a transfer agent and market maker broker-dealer for the Company’s stock,

4.  Secure the necessary audits for the required filing documents, and

5.  Provide day-to-day operational management of the Company.

In exchange for these services, which the Company anticipates would last for a ten month period and includes assisting the Company and its shareholders to move forward as determined for the Company’s best interest, the Company agreed to pay Cypress cash fees of $200,000 as well as provide Cypress with 2,958,625 shares of its stock, which effectively transfers control of the Company to Cypress during this period.  Because the consulting services began August 1, 2010, amortization into Professional Fee was $100,000 in 2011 and $100,000 in 2010 resulting in net unearned capital of $0 and $100,000 as of June 30, 2011 (unaudited) and December 31, 2010, respectively.  Upon receipt of the cash payment of $200,000, Cypress is to return the shares to the Company’s treasury.  [Refer to Note B – Stockholders’ Equity (Deficit)]  Also, as part of the contract with Cypress, the Company is responsible for normal operating costs, which Cypress was providing.  As of June 30, 2011 (unaudited), the costs in operations paid to Cypress amounted to $4,798 [Office Expenses - $540; Professional Fees for secretarial costs - $2,099; Rent - $2,659; and Telephone - $219].  As of December 31, 2010, the costs in operations paid to Cypress amounted to $8,910 [Office Expenses - $1,346; Professional Fees for secretarial costs - $3,818; Rent - $3,325; and Telephone - $421].

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

NOTE F – FILING WITH THE U.S. SECURITIES AND EXCHANGE COMMISSION (UNAUDITED)

There are no pending comments on the Company’s SEC filings. The Company filed an S-1 (with amendments) Registration Statement pursuant to the 1933 Act.  This registration became effective April 13, 2011.  The S-1 registered the 2,940,625 shares in the hands of current shareholders (except for Cypress Bend’s shares – refer to Note E – Related Party) for trading.

NOTE G – NOTES PAYABLE (UNAUDITED)

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

     Purchase office equipment

     Hire employees and begin training

     Begin Operations

     Start Marketing Phase Develop Sales Materials and Presentations.

Cash Requirements

We intend to provide funding for our activities, if any, through a combination of the private placement of the Company’s equity securities and the public sales of equity securities.

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

Disclosure of Contracted Obligations

On July 9, 2010, the Company entered into a agreement for services with Cypress Bend Executive Services, LLC (“Cypress”), a related party, whereby Cypress acts as consultant to:

1. Raise the necessary money for the Company to operate in

   the short term,

2. Prepare and file documents with the SEC to take the

   Company public,

3. Secure a transfer agent and market maker broker-dealer

   for the Company’s stock,

4. Secure the necessary audits for the required filing

   documents, and

5. Provide day-to-day operational management services to

   the Company.

In exchange for these services, which the Company anticipates will last for a ten month period and includes assisting the Company and its shareholders to move forward as determined for the Company’s best interest, the Company agreed to pay Cypress cash fees of $200,000 as well as provide Cypress with 2,958,625 shares of its stock, which effectively transfers control of the Company to Cypress during this period.  Also, as part of the contract Steven G. Salmond, a member of Cypress Bend was installed as Secretary, Treasurer, CFO and Director of Credex.  Because the consulting services began August 1, 2010, amortization into Professional Fees was $100,000 in 2011 and $100,000 in 2010 resulting in net unearned capital of $0 and $100,000 as of June 30, 2011 and December 31, 2010, respectively.  Upon receipt of the cash payment of $200,000, Cypress is to return the shares to the Company’s treasury.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company is in the process of implementing disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the ‘‘Exchange Act’’), that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports are recorded, processed, summarized, and reported within the time periods specified in rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our Chief Executive and Financial Officers to allow timely decisions regarding required disclosure.

As of June 30, 2011, the Chief Executive and Financial Officers carried out an assessment of the effectiveness of the design and operation of our disclosure controls and procedures and concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2011, because of material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

These control deficiencies did not result in adjustments to the Company’s interim financial statements. However, these control deficiencies could result in a material misstatement of significant accounts or disclosures that would result in a material misstatement to the Company’s interim or annual financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute material weaknesses.

The Chief Executive and Financial Officers performed additional accounting and financial analyses and other post-closing procedures including detailed validation work with regard to balance sheet account balances, additional analysis on income statement amounts and managerial review of all significant account balances and disclosures in the Quarterly Report on Form 10-Q, to ensure that the Company’s Quarterly Report and the financial statements forming part thereof are in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Quarterly Report fairly present, in all material respects, the Company’s financial condition, results of operations, and cash flows for the periods presented.

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

*Stock issued as part of a service agreement for future services with

    Cypress Bend Executive Services, LLC.  Refer to “Part I – Item 2:

    Disclosure of Contracted Obligations.”

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

Credex Corporation

By: ___________________________            Date:    August 24, 2011

    Denise Leonardo,

    Chief Executive Officer