Form 10-Q
period 2011-09-30
CREDEX CORP
filed 2011-11-18
CIK 1432939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number:  000-54142

Credex Corporation
(Exact name of registrant as specified in its charter)

Florida	16-1731286
(State of Incorporation)	(IRS Employer ID Number)

9266 Keating Drive, Palm Beach Gardens, FL 33410
(Address of principal executive offices and Zip Code)

Registrant's telephone number, including area code (386) 871-0934

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐ yes  ☒ no

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐  yes ☒ no

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ yes ☐ no

APPLICABLE TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ yes ☐ no

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,899,250

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEX TO FINANCIAL STATEMENTS	PAGE

Balance Sheets at September 30, 2011 [Unaudited] and December 31, 2010	5

Unaudited Statements of Operations for the three- and nine-month periods ended September 30, 2011 and 2010 and for the period from inception, September 2, 2005, through September 30, 2011	6

Unaudited Statements of Stockholders' Equity for the period from inception, September 2, 2005, through September 30, 2011	7

Unaudited Statements of Cash Flows for the nine-month periods ended September 30, 2011 and 2010 and for the period from inception, September 2, 2005, through September 30, 2011	8

Notes to Financial Statements	9

Credex Corporation
(A Development Stage Company)
BALANCE SHEETS
September 30, 2011, [Unaudited] and December 31, 2010

ASSETS

	September 30,	December 31,
	2011	2010
	(Unaudited)
CURRENT ASSETS:
Cash	$54	$2,194

Total Assets	$54	$2,194

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$17,414	$4,086
Accrued interest payable	553	0
Notes payable	5,000	0
Stockholder loans payable (see Note E)	6,300	0
Total Current Liabilities	29,267	4,086

STOCKHOLDERS' DEFICIT:
Common stock, $0.001 par value;
100,000,000 authorized shares, 5,899,250
shares issued and outstanding at
September 30, 2011, and December 31, 2010,
respectively	5,899	5,899
Additional paid-in capital	262,342	262,342
Less unearned capital (see Note E)	0	(100,000)
Accumulated deficit during the
development stage	(297,454)	(170,133)

Total Stockholders' Deficit	(29,213)	(1,892)

Total Liabilities and Stockholders'
Deficit	$54	$2,194

The accompanying notes are an integral part of these financial statements.

Credex Corporation
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For Periods from Inception [September 2, 2005] to September 30, 2011
[Unaudited]

	Three Months Ended September 30,		Nine Months Ended September 30		Cumulative from
					Inception to
					September 30,
	2011	2010	2011	2010	2011
REVENUE:
Finance income	$0	$0	$0	$0	$15,417
Consulting income	0	0	0	0	8,000
Total Revenue	0	0	0	0	23,417
EXPENSES:
Travel	0	0	0	0	6,882
Office expenses	0	1,464	674	1,993	9,453
Telephone	0	257	219	257	2,963
Professional fees
(see Note E)	5,573	46,268	121,916	48,668	264,806
Advertising	0	0	0	0	350
Portfolio purchase	0	0	0	0	21,000
Seminar	0	0	0	0	1,585
Stock transfer agent
fees (see Note E)	300	0	300	0	5,800
Rent	0	1,330	2,659	1,330	6,512
Total Expenses	5,873	49,319	125,768	52,248	319,351
Operating Loss	(5,873)	(49,319)	(125,768)	(52,248)	(295,934)
OTHER INCOME (EXPENSE):
Interest income	0	0	0	0	33
Interest expense	(1,251)	0	(1,553)	0	(1,553)
Total Other Income
(Expense)	(1,251)	0	(1,553)	0	(1,520)
Net loss before income
taxes	(7,124)	(49,319)	(127,321)	(52,248)	(297,454)
INCOME TAXES	0	0	0	0	0
Net Loss	$(7,124)	$(49,319)	$(127,321)	$(52,248)	$(297,454)

Basic net loss per share	$(0.001)	$(0.009)	$(0.022)	$(0.012)
Weighted average number of
shares outstanding (000’s)	5,899	5,243	5,899	4,211

The accompanying notes are an integral part of these financial statements.

Credex Corporation
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For Periods from Inception [September 2, 2005] to September 30, 2011

						Total
	Common Stock		Additional		Development	Stockholders’
			Paid-in	Unearned	Stage	Equity
	Shares	Amount	Capital	Capital	Deficit	(Deficit)
September 2, 2005, Date of
Incorporation	0	$0	$0	$0	$0	$0
Shares purchased for cash
at $0.001 per share	10,000	10	990	0	0	1,000
Net loss for year ended
December 31, 2005	0	0	0	0	(8,397)	(8,397)
Balances - December 31, 2005	10,000	10	990	0	(8,397)	(7,397)
Net loss for year ended
December 31, 2006	0	0	0	0	(8,056)	(8,056)
Balances - December 31, 2006	10,000	10	990	0	(16,453)	(15,453)
Stockholder loan used to
purchase shares at
$0.0072 per share	2,490,000	2,490	15,441	0	0	17,931
Net loss for year ended
December 31, 2007	0	0	0	0	(2,087)	(2,087)
Balances - December 31,
2007	2,500,000	2,500	16,431	0	(18,540)	391
Shares issued for cash
at $0.02 per share	350,000	350	6,650	0	0	7,000
Net loss for year ended
December 31, 2008	0	0	0	0	(7,001)	(7,001)
Balances - December 31,
2008	2,850,000	2,850	23,081	0	(25,541)	390
Shares issued for cash
at $0.02 per share	715,500	715	13,595	0	0	14,310
Net loss for year ended
December 31, 2009	0	0	0	0	(15,015)	(15,015)
Balances - December 31,
2009	3,565,500	3,565	36,676	0	(40,556)	(315)
Shares issued for cash
at $0.02 per share	267,500	268	5,082	0	0	5,350
Shares issued for cash
at $0.04 per share	566,250	566	22,084	0	0	22,650
Shares issued for future
services at $0.133 per
share (Note E)	1,500,000	1,500	198,500	(200,000)	0	0
Unearned capital amortized	0	0	0	100,000	0	100,000
Net loss for year ended
December 31, 2010	0	0	0	0	(129,577)	(129,577)
Balances - December 31,
2010	5,899,250	5,899	262,342	(100,000)	(170,133)	(1,892)
Unearned capital amortized
(unaudited)	0	0	0	100,000	0	100,000
Net loss for period ended
September 30, 2011 (unaudited)	0	0	0	0	(127,321)	(127,321)
Balances - September 30,
2011 (unaudited)	5,899,250	$5,899	$262,342	$0	$(297,454)	$(29,213)

The accompanying notes are an integral part of these financial statements.

Credex Corporation
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For Periods from Inception [September 2, 2005] to September 30, 2011
[Unaudited]

			Cumulative from
	Nine Months Ended		Inception to
	September 30		September 30,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(127,321)	$(52,248)	$(297,454)
Add non-cash expenses to Net Loss:
Professional fees from consulting
agreement (see Note E)	100,000	40,000	200,000
Adjustments to reconcile net loss to net cash
Used by operations:
Increase (decrease) in
accounts payable	13,328	0	17,414
Increase (decrease) in
accrued interest payable	553	0	553
Net Cash Used by Operating
Activities	(13,440)	(12,248)	(79,487)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable issued	5,000	0	5,000
Proceeds from stockholder loan	6,300	0	53,128
Repayment of stockholder loan	0	0	(28,897)
Sale of common stock	0	18,350	50,310
Net Cash Provided by Financing
Activities	11,300	18,350	79,541
Net Increase (Decrease) in Cash	(2,140)	6,102	54
Cash and Equivalents,
Beginning of Period	2,194	2,185	0
Cash and Equivalents,
End of Period	$54	$8,287	$54

SIGNIFICANT NON-CASH ACTIVITIES:
Stockholder loan contributed to
Capital for Common stock	$0	$0	$17,931
Interest expense paid as part of a
Stockholder Loan Payable	$1,000	$0	$1,000
Common stock issued as collateral for future services/additional capital not earned	$0	$200,000	$200,000

The accompanying notes are an integral part of these financial statements.

Credex Corporation
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2011, (Unaudited) and December 31, 2010

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

The Company maintains its cash in a bank deposit account insured by the Federal Deposit Insurance Corporation (FDIC).  As of September 30, 2011 (unaudited) and December 31, 2010, the Company had no balances in excess of federally insured limits.

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

12.	Recently Issued Accounting Standards

In September 2011, the FASB issued an amendment to Topic 350, Intangibles—Goodwill and Other, which simplifies how entities test goodwill for impairment. Previous guidance under Topic 350 required an entity to test goodwill for impairment using a two-step process on at least an annual basis.  First, the fair value of a reporting unit was calculated and compared to its carrying amount, including goodwill.  Second, if the fair value of a reporting unit was less than its carrying amount, the amount of impairment loss, if any, was required to be measured.  Under the amendments in this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads the entity to determine that it is more likely than not that its fair value is less than its carrying amount.  If after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then the two-step impairment test is unnecessary.  If the entity concludes otherwise, then it is required to test goodwill for impairment under the two-step process as described under paragraphs 350-20-35-4 and 350-20-35-9 under Topic 350.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted.  The Company is currently evaluating the new standard.

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

The Company has forty stockholders of record as of September 30, 2011 (unaudited) and December 31, 2010.  As of September 30, 2011 (unaudited) and December 31, 2010, the outstanding shares were 5,899,250.  Share transactions during the year ended December 31, 2010, resulted in a increase in shares outstanding of 2,333,750 shares as follows:

Shares issued for cash at $0.02 per share	267,500
Shares issued for cash at $0.04 per share	566,250
Shares issued to Cypress Bend Executive
Services, LLC (“Cypress”) for future services
to be performed valued at $200,000 ($0.133 per
share)	1,500,000
2,333,750

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

The Company’s deferred tax assets were as follows:

	September 30,	December 31,
	2011	2010
	(Unaudited)
Deferred tax asset	$112,000	$64,000
Valuation allowance	(112,000)	(64,000)
Net Deferred Tax Asset	$0	$0

NOTE D – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s financial position and operating results raise substantial doubt about its ability to continue as a going concern.  As of September 30, 2011 (unaudited) and December 31, 2010, the Company was in the development stage and has sustained losses of $297,454 and $170,133, respectively, since inception which raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon expanding operations and obtaining additional capital and financing. Management’s plan in this regard is to implement the Company’s business plan and to secure additional funds through equity or debt financing.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE E – RELATED PARTY

A past shareholder of the Company had received fees for service in the year ended December 31, 2010 in the amount of $2,400.

A shareholder of the Company, Globex Transfer, LLC, a stock transfer agent, was engaged in November 2010 to provide stock transfer services.  As of December 31, 2010, $5,500 expenses were incurred with an outstanding balance payable of $2,500.  In July 2011 the Company received a $300 billing for services received causing the outstanding balance as of September 30, 2011 (unaudited) to be $2,800.

On July 9, 2010, the Company entered into an agreement for services with Cypress, a related party, whereby Cypress acts as consultant to:

1.  Raise the necessary money for the Company to operate in the short term,
2.  Prepare and file documents with the SEC to take the Company public,
3.  Secure a transfer agent and market maker broker-dealer for the Company’s stock,
4.  Secure the necessary audits for the required filing documents, and
5.  Provide day-to-day operational management of the Company.

In exchange for these services, which the Company anticipated would last for a ten month period and included assisting the Company and its shareholders to move forward as determined for the Company’s best interest, the Company agreed to pay Cypress cash fees of $200,000 as well as provide Cypress with 2,958,625 shares of its stock, which effectively transfers control of the Company to Cypress during this period.  Because the consulting services began August 1, 2010, amortization into Professional Fees was $100,000 in 2011 and $100,000 in 2010 resulting in net unearned capital of $0 and $100,000 as of September 30, 2011 (unaudited) and December 31, 2010, respectively.  Upon receipt of the cash payment of $200,000, Cypress is to return the shares to the Company’s treasury.  [Refer to Note B – Stockholders’ Equity (Deficit)]  Also, as part of the contract with Cypress, the Company is responsible for normal operating costs, which Cypress was providing.  For the nine months ended September 30, 2011 (unaudited), the costs in operations paid to Cypress amounted to $5,517 [Office Expenses - $540; Professional Fees for secretarial costs - $2,099; Rent - $2,659; and Telephone - $219].  Cumulative through December 31, 2010, the costs in operations paid to Cypress amounted to $8,910 [Office Expenses - $1,346; Professional Fees for secretarial costs - $3,818; Rent - $3,325; and Telephone - $421].

On January 31, 2011, two shareholders of the Company loaned $2,000 for additional funding to assist the Company in accomplishing its operating goals.  On March 21, 2011, May 2, 2011, and August 19, 2011, respectively, other shareholders of the Company loaned $700, $600 and $3,000, respectively, for additional funding to assist the Company in accomplishing its operating goals.  All these loans have twelve (12%) percent per annum interest rate with the loans payable when funds are available.  As of September 30, 2011 (unaudited), accrued interest on these loans amounted to $236.

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

NOTE G – NOTES PAYABLE (UNAUDITED)

On March 21, 2011, the Company received a loan of $5,000 for additional funding to assist the Company in accomplishing its operating goals.  This note has twelve (12%) percent per annum interest rate with the note payable when funds are available.  As of September 30, 2011, accrued interest from this loan amounted to $317.

NOTE H – SUBSEQUENT EVENT (UNAUDITED)

In the beginning of November 2011, the Company received additional paid-in capital for the purpose of paying off all of the Company’s liabilities.  This event only changed the balance sheet of the Company.  The schedule below reflects the balance sheet as of September 30, 2011 had the transaction occurred on or before the end of third quarter period.

[Intentionally Left Blank]

Statement of Unaudited Balance Sheet Ended September 30, 2011:

	Reported	Net Change	Pro-Forma
ASSETS
CURRENT ASSETS:
Cash	$54	$0	$54
Total Assets	$54	$0	$54

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$17,414	$(17414)	$0
Accrued interest payable	553	(553)	0
Notes payable	5,000	(5,000)	0
Stockholder loans payable	6,300	(6,300)	0
Total Current Liabilities	29,267	(29,267)	0
STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $0.001 par value;
100,000,000 authorized shares, 5,899,250
shares issued and outstanding at
September 30, 2011	5,899	0	5,899
Additional paid-in capital	262,342	29,267	291,609
Accumulated deficit during the
development stage	(297,454)	0	(297,454)
Total Stockholders' Equity
(Deficit)	(29,213)	29,267	54
Total Liabilities and
Stockholders' Deficit	$54	$0	$54

The shareholders of the Company are currently negotiating the sale and transfer of control of the Company to an unrelated party for $230,000.  As of this filing date of November 18, 2011, this transaction has not been completed.  It is expected to be completed in the near future.

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

Plan of Operations

As discussed above we have not operated pursuant to our business plan since inception and have generated no revenue in the three and nine months ended September 30, 2011 and 2010.

Development stage operating expenditures during the period from inception on September 2, 2005 to September 30, 2011 were $319,351 which consisted primarily of general and administrative expenses related to legal, accounting and other fees related to our formation and this offering.  Our net loss was $127,321 and $52,248 for the nine months ended September 30, 2011 and 2010, respectively, and $297,454 net loss from inception through September 30, 2011.  The cumulative income to date was $23,450 including finance income of $15,417, consulting income of $8,000 and interest income of $33.

Liquidity and Capital Resources

Our capital resources have been acquired through the sale of shares of our common stock.

At September 30, 2011 and December 31, 2010, we had total assets of $54 and $2,194, respectively, consisting of cash.

At September 30, 2011 and December 31, 2010, our total liabilities were $29,267 and $4,086, respectively, consisting of amounts payable for accounts payable and loans for additional funding.

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

In exchange for these services, which the Company anticipated would last for a ten month period and included assisting the Company and its shareholders to move forward as determined for the Company’s best interest, the Company agreed to pay Cypress cash fees of $200,000 as well as provide Cypress with 2,958,625 shares of its stock, which effectively transfers control of the Company to Cypress during this period.  Also, as part of the contract Steven G. Salmond, a member of Cypress Bend was installed as Secretary, Treasurer, CFO and Director of Credex. Because the consulting services began August 1, 2010, amortization into Professional Fees was $100,000 in 2011 and $100,000 in 2010 resulting in net unearned capital of $0 and $100,000 as of September 30, 2011 and December 31, 2010, respectively. Upon receipt of the cash payment of $200,000, Cypress is to return the shares to the Company’s treasury.

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

As of September 30, 2011, the Chief Executive and Financial Officers carried out an assessment of the effectiveness of the design and operation of our disclosure controls and procedures and concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2011, because of material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2011 there were no changes in our system of internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

Credex is not involved in any litigation or any material legal proceeding.  No Officer or Director is involved in any litigation or any material legal proceeding.

Item 1A. Risk Factors

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The authorized equity of Credex Corporation consists of 100 million Shares, $.001 par value per share, of which 5,899,250 Shares are issued and outstanding to officers and directors for cash and services rendered from inception (September 2, 2005) through September 30, 2011.

[Intentionally left blank]

Credex Corporation
Sale of Investment

Title of		Shares	Share	Amount
Stock	Date	Issued	Price	Paid	Subscribed	Services
Common	09/09/2005	10,000	$0.100	$1,000
Common	10/24/2007	2,240,000	$0.010	$16,131
Common	10/24/2007	250,000	$0.010	$1,800
Common	04/04/2008	50,000	$0.020	$1,000
Common	07/07/2008	25,000	$0.020	$500
Common	07/28/2008	25,000	$0.020	$500
Common	08/16/2008	15,000	$0.020	$300
Common	09/06/2008	50,000	$0.020	$1,000
Common	09/21/2008	10,000	$0.020	$200
Common	10/01/2008	10,000	$0.020	$200
Common	10/17/2008	15,000	$0.020	$300
Common	12/31/2008	150,000	$0.020	$3,000
Common	06/22/2009	10,000	$0.020	$200
Common	06/22/2009	10,000	$0.020	$200
Common	06/29/2009	50,000	$0.020	$1,000
Common	06/29/2009	50,000	$0.020	$1,000
Common	06/29/2009	100,000	$0.020	$2,000
Common	06/29/2009	50,000	$0.020	$1,000
Common	06/29/2009	50,000	$0.020	$1,000
Common	06/29/2009	100,000	$0.020	$2,000
Common	07/22/2009	10,000	$0.020	$200
Common	08/04/2009	100,000	$0.020	$2,000
Common	09/19/2009	10,000	$0.020	$200
Common	10/07/2009	10,000	$0.020	$200
Common	10/07/2009	50,000	$0.020	$1,000
Common	10/07/2009	50,000	$0.020	$1,000
Common	11/19/2009	45,500	$0.020	$910
Common	12/15/2009	20,000	$0.020	$400
Common	02/22/2010	30,000	$0.020	$600
Common	03/16/2010	12,500	$0.020	$250
Common	04/14/2010	100,000	$0.020	$2,000
Common	04/30/2010	125,000	$0.020	$2,500
Common	07/12/2010	1,500,000	$0.113	$0	$0	$200,000	*
Common	08/30/2010	12,500	$0.040	$500
Common	08/30/2010	25,000	$0.040	$1,000
Common	08/23/2010	125,000	$0.040	$5,000
Common	09/03/2010	25,000	$0.040	$1,000
Common	09/03/2010	62,500	$0.040	$2,500
Common	09/03/2010	25,000	$0.040	$1,000
Common	09/03/2010	25,000	$0.040	$1,000
Common	09/03/2010	25,000	$0.040	$1,000
Common	10/05/2010	56,250	$0.040	$2,250
Common	10/05/2010	10,000	$0.040	$400
Common	11/04/2010	150,000	$0.040	$6,000
Common	11/05/2010	25,000	$0.040	$1,000

		5,899,250		$68,241	$0	$200,000	*

*	Stock issued as part of a service agreement for future services with Cypress Bend Executive Services, LLC. Refer to “Part I – Item 2: Disclosure of Contracted Obligations.”

Such shares were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act or under regulation D rule 504.  All of the purchasers were officers, directors or persons personally known to the officers or directors.

Item 3.  Defaults Upon Senior Securities.

None

Item 5.  Other Information.

None

Item 6.  Exhibits.

Exhibit 3.(i)	-	Amended and Restated Articles of Incorporation
Exhibit 3.(ii)	-	Bylaws of Credex Corporation
Exhibit 31.1	-
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

Credex Corporation

By:	/s/ Denise Leonardo	Date:	November 18, 2011
Denise Leonardo,
Chief Executive Officer