Form 10-K
period 2011-12-31
CREDEX CORP
filed 2012-04-23
CIK 1432939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the fiscal year ended December 31, 2011

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from             to

Commission File Number:  000-54142

Credex Corporation
(Exact name of registrant as specified in its charter)

Florida	16-1731286
(State of Incorporation)	(IRS Employer ID Number)

848 Rainbow Blvd, # 2096 Las Vegas, NV 89107
(Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code (913) 660-0632

Securities registered pursuant to Section 12(b) of the Act:                                            None
Securities registered pursuant to Section 12(g) of the Act:                               Common Stock (without par value)
Rights to purchase Preferred Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
 ☐  YES      ☒   NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐  YES      ☒   NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒  YES    ☐   NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☒  YES    ☐   NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer,," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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
☐ yes ☐ no

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of   18th April 2012 is 5,899,250 shares.

TABLE OF CONTENTS

Part I.

Item 1. Business	3

Item 1A. Risk Factors	9

Item 1B. Unresolved Staff Comments	13

Item 2. Properties	13

Item 3. Legal Proceedings	13

Item 4. Mine Safety Disclosures	13

Part II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters
and Issuer Purchases of Equity Securities	13

Item 6. Selected Financial Data	16

Item 7. Management’s Discussion and Analysis of Financial Condition and
Results of Operations	16

Item 7A. Quantitative and Qualitative Disclosures About Market Risk	17

Item 8. Financial Statements and Supplementary Data	17

Item 9. Changes in and Disagreements with Accountants on Accounting
Financial Disclosure	18

Item 9A. Controls and Procedures	18

Item 9A(T). Controls and Procedures

Item 9B. Other Information	19

Part III

Item 10. Directors, Executive Offices and Corporate Governance	19

Item 11. Executive Compensation.	20

Item 12. Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters.	21

Item 13. Certain Relationships and Related Transactions, and Director
Independence	22

Item 14. Principal Accounting Fees and Services	22

Part IV

Item 15. Exhibits, Financial Statement Schedules	22

Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended.  All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statement of the plans and objectives of management for future operations, any statements concerning proposed new products or strategic arrangements, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing.  In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” “intends”, or “continue” or the negative thereof or other comparable terminology.  Although the Company and its management believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements.  The Company’s future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including but not limited to the Risk Factors set forth under Item 1A, and for the reasons described elsewhere in this report. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof, and we assume no obligation to update these forward-looking statements or reasons why actual results might differ.

PART I

Item 1.  Business.

The Company

CREDEX CORPORATION, a Florida corporation was formed on September 2, 2005, hereinafter referred to as the ("Company"), was formed for the purpose of raising the necessary funds for purchasing, servicing, managing and reselling of non-performing (defaulted) unsecured credit card debt portfolios to be acquired from financial institutions and distressed debt wholesalers. Since its inception, the Company, on a limited basis, has derived minimal income from the purchase collection and resale of a portfolio of non-performing credit card debt. The Company has had minimal revenues to date.  It has an accumulated deficit of $170,133.  When adequate funds become available, the Company will direct its full attention to the purchase and management of portfolios of non-performing credit card debt. The Company is filing this Registration Statement voluntarily. Management believes by filing a Form 10 and subsequent S-1 the company will be able to gain access to small investors by providing easily obtainable information about the Company through the required public filings. The Company is a voluntary reporting company.

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

The Company has filed an S-1 to register the shares now in the hands of the shareholders.  This will allow the shareholders an opportunity to profit from their investment if a market develops in the stock.  By registering the stock, there is a much greater chance that the investment will be liquid. To raise capital for the company Credex filed S-1 on March 23rd 2011 with SEC and got a trading symbol for trading.

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

In exchange for these services, which the Company anticipates will last for a ten month period, the Company agreed to pay Cypress cash fees of $200,000 as well as provide Cypress with 2,958,625 shares of its stock, which effectively transfers control of the Company to Cypress during this period.  Also, as part of the contract Steven G. Salmond, a member of Cypress Bend was installed as Secretary, Treasurer, CFO and Director of Credex.  Because the consulting services began August 1, 2010, amortization into Professional Fees was $100,000 in 2010 and $0 in 2009 resulting in net unearned capital of $100,000 as of December 31, 2010.  Upon receipt of the cash payment of $200,000, Cypress is to return the shares to the Company’s treasury. As of December 31st 2011 no liability exists in the books of Credex for Cypress.

PRODUCTS AND SERVICES

The Company’s products are the credit card portfolios it purchases. The higher the quality of the product, generally determined by age and consumer demographics, the greater the cost and resulting recovery rate. The age of the product, which typically is six months to two years old, will also determine the value of the portfolio at the end sale, or how much the remaining portfolio will recover in terms of price.

A given group of credit card delinquencies occurring in one month contain many facets of delinquency causes. Generally, these causes for default will fall within three categories; 1) non-financial impact (as in a dispute perceived to be legitimate, or arguments over liability amid dissolving marriages); 2) one-time financial impact (temporary lay-off, major home or auto repair, a death in the family); and 3) permanent financial reversal (disability, retirement, benefits loss or reduction). Because a debtor’s financial position changes over a period of time, usually for the better, a certain portion of a portfolio will be deemed collectable, at least partially.

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

PRODUCT SERVICING/OUTSOURCING DESCRIPTION

The Company intends to out-source all collection activities to established collection agencies that have expertise in collecting non-performing credit card debt. We can rely on the collecting performance history of the collectors with whom we contract.  We can also rely on information available from Kaulkin and Ginsberg and Inside ARM.

Management personnel of potential collection agencies will be personally interviewed by Credex.  The agency’s collection performance and business references will be obtained prior to signing any agreement with the agency. Credex intends to sign agreements that contain a provision that allows cancellation at any time with 30 days notice to the non-canceling party.
For your information we have attached a copy of an agreement we propose touse.

Kaulkin and Ginsberg is one of the leading and most reliable sources of data and information in the debt collection business.

About Kaulkin and Ginsberg:
Experience
*    Completed more industry M&A transactions than anyone else
    - over 125 for a total value of over $3 billion
*    Delivered hundreds of industry valuations
    - dozens of valuation assignments each year
*    Keynoted all of the major industry conferences
*    Chaired three conferences, including the industry’s largest, plus two
     M&A conferences

Access
*    Established relationships with the industry’s senior decision makers since 1991
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

About Inside ARM publication:

Kaulkin Media is the most credible publisher of specialized news and information for the accounts receivable management (or "debt collection") industry.  With over 60,000 subscribers including collection agencies and law firms, debt buyers,creditors, suppliers of technology and services to these groups, regulators, industry investors, and many other interested parties.

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

COMPETITIVE COMPARISON

Competition occurs only in respect to purchasing the portfolios. The Company will be able to be competitive in part because of the expertise of its proposed collection agency vendors who will also review our proposed portfolio purchases prior to our purchasing small portfolios. We cannot compete in the purchase of large portfolios because of our lack of large amounts of capital. Small portfolios of debt are readily available from brokers and wholesalers at competitive prices.

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

Since these accounts have usually been worked by someone else, it is vital that the purchaser have a professional approach to the classification and management of the accounts in order to maximize return. For instance, computers are now used extensively to analyze the collect ability of accounts. The seller provides to the buyer a database of accounts on tape, disk or email, which is then fed into the buyer’s computer. This, in turn, reads the files, producing a statistical profile which management can evaluate, based on their experience and knowledge of the industry.

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

IF CREDEX DOES NOT ATTAIN ITS GOALS FOR GROWTH, THE COMPANY MAY GO OUT OF BUSINESS.

Credex has not implemented its business plan, has not hired needed key personnel, and has not obtained the required funding for implementation of planned operations. Because of these factors, Credex may not achieve its business goal for growth.

BECAUSE OF UNCERTAINTY OF SIGNIFICANT ASSUMPTIONS FOR FUNDING FROM STOCK SALES NOT HAPPENING, CREDEX MAY GO OUT OF BUSINESS.

Credex is a development stage company.  The Company will be reliant upon additional funding of $250,000 during the next twelve (12) months to initiate its business. This money may not be raised.

The Company’s plans for financing and implementing its planned business operations and the projection of the Company’s potential for profitability from its intended operations are based on the experience, judgment and certain assumptions of management and upon certain available information concerning availability of non-performing credit card debt.  Funds anticipated through stock sales may not be realized.  The Company’s plans are based on the following assumptions: That all or any Shares in future offerings will be sold; that the Company will be successful in adhering to its planned formula for growth; and that sales will reach a minimum level to allow profitability. The Risk is that this money may not be raised.

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

BECAUSE OF DEPENDENCE ON KEY PERSONNEL, CREDEX MAY GO OUT OF BUSINESS.

The Company has been significantly dependent on the services of Arunkumar Rajapandy, President/CEO. In the future, the Company will be dependent upon their services and outside consultants in distressed debt purchasing, managing and re-selling and any future employees of the Company for the continued development of the Company’s services. The loss of services of senior management could have a substantial adverse effect on the Company.  The success of the Company’s business will be largely contingent on its ability to attract and retain highly qualified corporate and operations level management team.

POTENTIAL LIABILITY AND INSURANCE COSTS MAY CAUSE CREDEX TO GO OUT OF BUSINESS.

As with all businesses operating in today’s somewhat litigious atmosphere, the Company’s intended operations could expose it to a risk of liability for legal damages arising out of its operations.  The Company intends to carry acceptable levels of liability insurance for its industry.

BECAUSE OF NO HISTORICAL BASIS FOR MANAGEMENT’S OPINION, EVALUATION OF CREDEX IS DIFFICULT.

Although all of the Company’s Officers, Directors, and its management team have experience in and have been involved in the daily operations of the Company, which to this point have involved almost exclusively the securing of capital so the Company can execute it’s business plan.  There  is no basis, other than the judgment of the Company’s management, on which to estimate, (i) the level of market acceptance or the amount of revenues which the Company’s planned operations may generate, or (ii) other aspects of the Company’s proposed operations.

NO TRADING HISTORY OF COMMON STOCK MAKES STOCK TRADING PRICE IF ANY NOT POSSIBLE
TO ESTIMATE.

The Company’s Common Shares have not been traded publicly. Recent history has shown that the market price of Common Stock fluctuates substantially due to a variety of factors, including market perception of a company’s ability to achieve its planned growth, quarterly operating results of the Company or other similar companies, the trading volume in the Company’s Common Stock, changes in, general conditions in the economy or other developments affecting the Company or its competitors.  In addition, the stock market is subject to extreme price and volume fluctuations.  Volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of these companies.

BECAUSE CREDEX HAS NOT COMMENCED PLANNED OPERATIONS, WHICH MUST BE PROFITABLE FOR DIVIDEND PAYMENTS, DIVIDENDS CANNOT BE ESTIMATED OR PAID.

No dividends have been paid on the Shares and the Company does not anticipate the payment of cash dividends in the foreseeable future.  If the operations of the Company become profitable, it is anticipated that, for the foreseeable future, any income received would be devoted to the Company’s future operations and that cash dividends would not be paid to the Company’s Shareholders.
(See "Business - Dividend Policy.")

BECAUSE OF LACK OF MANAGEMENT EXPERIENCE NEEDED FOR PLANNED OPERATIONS, CREDEX MAY GO OUT OF BUSINESS.

None of the officers or directors has any experience in management of a company providing the services Credex proposes to offer.

Mr. Arunkumar Rajapandy, the Company’s CEO, has experience managing and operating a public company.  Failure to comply or adequately comply with any laws, rules, or regulations applicable to our business may result in fines or regulatory actions which may materially adversely affect our business, results of operation, or financial condition and could result in delays in the development of an active and liquid trading market for our stock.

IF WE FAIL TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROL OVER FINANCIAL REPORTING, OUR ABILITY TO ACCURATELY AND TIMELY REPORT OUR FINANCIAL RESULTS OR PREVENT FRAUD MAY BE ADVERSELY AFFECTED AND INVESTOR CONFIDENCE AND THE MARKET PRICE OF OUR COMMON STOCK MAY BE ADVERSELY IMPACTED.

Recently, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010,  which became effective on July 21, 2010, has amended Section 404 of the Sarbanes-Oxley Act of 2002 (the "Act"). The rules adopted by the SEC pursuant to the Act require an annual assessment of our internal control over financial reporting. The SEC extended the compliance dates for non-accelerated filers, as defined by the SEC. Accordingly, we believe that the annual assessment of our internal controls requirement will first apply to our annual report for the 2010 fiscal year. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. Pursuant to the amended Act, as neither a "large accelerated filer",nor an "accelerated filer", we are exempt from the requirements of Section 404(b) of the Act to obtain an auditor’s report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting. The expense of compliance may prohibit the Company from becoming operational.

CREDEX NEEDS FOR ADDITIONAL EMPLOYEES IF SUITABLE EMPLOYEES ARE NOT FOUND CREDEX MAY GO OUT OF BUSINESS.

The Company’s future success also depends upon its continuing ability to attract and retain highly qualified personnel. Expansion of the Company’s business and operation will require additional managers and employees with industry experience, and the success of the Company will be highly dependent on the Company’s ability to attract and retain skilled management personnel and other employees. There can be no assurance that the Company will be able to attract or retain highly qualified personnel. Competition for skilled personnel in the construction industry is significant. This competition may make it more difficult and expensive to attract, hire and retain qualified managers and employees.

THERE IS LIMITED LIQUIDITY ON THE BULLETIN BOARDS WHICH LIMITS THE POTENTIAL MARKET FOR ITS STOCK..

Our stock  is quoted on the OTC Bulletin Board or through the Pink Quotation System Bulletin Board.  The OTC Bulletin Board is a significantly more limited market than the New York Stock Exchange or NASDAQ system.  When fewer shares of a security are being traded on the OTCBB, volatility of prices may increase and price movement may outpace the ability to deliver accurate quote information.  Due to lower trading volumes in shares of our Common Stock, there may be a lower likelihood of one’s orders for shares of our Common Stock being executed, and current prices may differ significantly from the price one was quoted at the time of one’s order entry.

IN ORDER TO RAISE SUFFICIENT FUNDS TO EXPAND OUR OPERATIONS, WE MAY HAVE TO ISSUE ADDITIONAL SECURITIES AT PRICES WHICH MAY RESULT IN SUBSTANTIAL DILUTION TO OUR SHAREHOLDERS THUS LIMITING THE MARKET FOR OUR STOCK.

If we raise additional funds through the sale of equity or convertible debt, our current stockholders’ percentage ownership will be reduced. In addition, these transactions may dilute the value of our common shares outstanding. We may have to issue securities that may have rights, preferences and privileges senior to our common stock. We cannot provide assurance that we will be able to raise additional funds on terms acceptable to us, if at all. If future financing is not available or is not available on acceptable terms, we may not be able to fund our future needs, which would have a material adverse effect on our business plans, prospects, results of operations and financial condition.

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

In recent years, the securities markets in the United States have experienced a high level of price and volume volatility, and the market price of securities of many companies have experienced wide fluctuations that have not necessarily been related to the operations, performances, underlying asset values or prospects of such companies. For these reasons, our securities can also be expected to be subject to volatility resulting from purely market forces over which we will have no control. If we need additional funding we will, most likely, seek such funding in the United States and the market fluctuations effect on our stock price could limit our ability to obtain equity financing.

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

The penny stock rules require a broker-dealer, prior to transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized disclosure document that provided information about penny stocks and the risks in penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in connection with the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules.  If the Company’s securities become subject to the penny stock rules, investors in the Offering may find it more difficult to sell their securities.

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

The company now works from 848 Rainbow Blvd, # 2096 Las Vegas, NV 89107

Item 3. Legal Proceedings.

Credex is not involved in any litigation or any material legal proceeding. No Officer or Director is involved in any litigation or any material legal proceeding.

Item 4. (Removed and Reserved).

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no current public market for the Company.  The Company has filed an S-1 Registration Statement and is now answering the third round of comments from the SEC.

Holders

As of March 28, 2012, the Company has approximately 40 holders of record of its common stock.

Dividends

The Company has never declared or paid any cash dividends on its common stock nor does the Company anticipate paying any in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans:

The Company does not have any equity compensation plans.

Performance Graph: Not Applicable

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

Credex Corporation
Sale of Investment

Title of		Shares		Share	Amount
Stock	Date	Issued		Price	Paid	Subscribed	Services
Common	09/09/2005	10,000		$0.100	$1,000
Common	10/24/2007	2,240,000		$0.010	$16,131
Common	10/24/2007	250,000		$0.010	$1,800
Common	04/04/2008	50,000	*	$0.020	$1,000
Common	07/07/2008	25,000	*	$0.020	$500
Common	07/28/2008	25,000	*	$0.020	$500
Common	08/16/2008	15,000	*	$0.020	$300
Common	09/06/2008	50,000	*	$0.020	$1,000
Common	09/21/2008	10,000	*	$0.020	$200
Common	10/01/2008	10,000	*	$0.020	$200
Common	10/17/2008	15,000	*	$0.020	$300
Common	12/31/2008	150,000	*	$0.020	$3,000
Common	06/22/2009	10,000		$0.020	$200
Common	06/22/2009	10,000		$0.020	$200
Common	06/29/2009	50,000		$0.020	$1,000
Common	06/29/2009	50,000		$0.020	$1,000
Common	06/29/2009	100,000		$0.020	$2,000
Common	06/29/2009	50,000		$0.020	$1,000
Common	06/29/2009	50,000		$0.020	$1,000
Common	06/29/2009	100,000		$0.020	$2,000
Common	07/22/2009	10,000		$0.020	$200
Common	08/04/2009	100,000		$0.020	$2,000
Common	09/19/2009	10,000		$0.020	$200
Common	10/07/2009	10,000		$0.020	$200
Common	10/07/2009	50,000		$0.020	$1,000
Common	10/07/2009	50,000		$0.020	$1,000
Common	11/19/2009	45,500		$0.020	$910
Common	12/15/2009	20,000		$0.020	$400
Common	02/22/2010	30,000		$0.020	$600
Common	03/16/2010	12,500		$0.020	$250
Common	04/14/2010	100,000		$0.020	$2,000
Common	04/30/2010	125,000		$0.020	$2,500
Common	07/12/2010	1,500,000		$0.113	$0	$0	$200,000	**
Common	08/30/2010	12,500		$0.040	$500
Common	08/30/2010	25,000		$0.040	$1,000
Common	08/23/2010	125,000		$0.040	$5,000
Common	09/03/2010	25,000		$0.040	$1,000
Common	09/03/2010	62,500		$0.040	$2,500
Common	09/03/2010	25,000		$0.040	$1,000
Common	09/03/2010	25,000		$0.040	$1,000
Common	09/03/2010	25,000		$0.040	$1,000
Common	10/05/2010	56,250		$0.040	$2,250
Common	10/05/2010	10,000		$0.040	$400
Common	11/04/2010	150,000		$0.040	$6,000
Common	11/06/2010	25,000		$0.040	$1,000
		5,889,250			$68,241	$0	$200,000	*

* Shares sold under Reg D. The remaining shares were sold under the Private Placement Memorandum.

**Stock issued as part of a service agreement for future services with Cypress    Bend Executive Services, LLC.  Refer to "Disclosure of Contracted    Obligations."

Such shares were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities.

Item 6. Selected Financial Data.

The Index to Financial Statements and Schedules appears on page F-1. The Report of Independent Registered Public Accounting Firm appears on page F-2, and the Consolidated Financial Statements and Notes to Consolidated Financial Statements appear beginning on page F-3.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Since our inception, we have devoted our activities to the following:

(1) Purchasing a debt portfolio;

(2) Obtaining bids from professional collectors to collect the portfolio;

(3) Developing contacts from whom to purchase portfolios;

(4) Contracting for operational support; and

(5) Securing enough capital to carry out these activities.

Plan of Operations

As discussed above we have not yet operated pursuant to our business plan.  We have generated no revenue in 2010 or 2011.

Development stage operating expenditures during the period from inception on September 2, 2005 to December 31, 2011 were $323,750 which consisted primarily of general and administrative expenses related to legal, accounting and other fees related to our formation and public statement filings with cumulative income from inception to December 31, 2011 was $23,450 including finance income of $15,417, consulting income of $8,000 and interested income of $33.  Our net loss was $ 131,720 and $129,577 for the years ended December 31, 2011 and 2010, respectively and $301,853 from inception to December 31, 2011.

Liquidity and Capital Resources

Our capital resources have been acquired through the sale of shares of our common stock.

At December 31, 2011 and 2010, we had total assets of $39 and $2,194 respectively, consisting of cash.

At December 31, 2011 and 2010, our total liabilities were $450 and $4,086 respectively consisting primarily of accounts payable.

During the year ended December 31, 2011, three shareholder of the Company loaned a total of $5,300 for additional funding to assist the Company fund operations.  These loans were unsecured, due on demand and bore 12% interest. The notes were repaid during the year ended December 31, 2011. Total interest expense related to these loans was $1,236 for the year ended December 31, 2011. The Company will probably be required to obtain additional interim financing for the costs of audit, transfer fees, and operating before the S-1 becomes effective.

On March 21, 2011, the Company received a loan of $5,000 to help fund operations.  The loan was unsecured, due on demand and bore 12% interest. The loan was repaid during the year ended December 31, 2011. Total interest expense related to this loan was $$317 for the year ended December 31, 2011.

We anticipate taking the following actions during the next 12 months, assuming we receive the required funding:

Continue to grow the company and we may look for merger candidates .

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

Credex’s executive office is located at 848 Rainbow Blvd, # 2096 Las Vegas, NV 89107. The telephone number is (386) 218-6823, and the fax number is (913) 660-0632.

Credex is not operating its business plan until such time as capital is raised for operations. To date its operation has involved only selling stock to meet expenses.

DISCLOSURE OF CONTRACTED OBLIGATIONS

The Cypress Bend Executive Services, LLC (’Cypress"), a related party, whereby has been settled

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable to Smaller Reporting Companies.

                           [Intentionally left blank]

Item 8. Financial Statements and Supplementary Data.

CREDEX CORPORATION

(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

DECEMBER 31, 2011

Report of Independent Registered Public Accounting Firm	F-1 - F-2

Balance Sheets as of December 31, 2011 and 2010	F-3

Statements of Operations for the years ended
December 31, 2011 and 2010 and for the period from
September 2, 2005 (Date of Inception) to December 31, 2011	F-4

Statement of Stockholders’ Deficit for the period from
September 2, 2005 (Date of Inception) to December 31, 2011	F-5

Statements of Cash Flows for the years ended
December 31, 2011 and 2010 and for the period from
September 2, 2005 (Date of Inception) to December 31, 2011	F-6

Notes to the Financial Statements	F-7 - F-11

Silberstein Ungar, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Credex Corporation
Las Vegas, Nevada

We have audited the accompanying balance sheet of Credex Corporation (“Company”) as of December 31, 2011, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for the period from September 2, 2005 (Date of Inception) through December 31, 2010. Those statements were audited by other auditors whose report has been furnished to us, and our opinion on the statements of operations, stockholders' deficit, and cash flows for the period from September 2, 2005 (Date of Inception) through December 31, 2011, insofar as it relates to the amounts for prior periods through December 31, 2010, is based solely on the report of the other auditors.  The financial statements of Credex Corporation as of and for the year ended December 31, 2010 and for the period from September 2, 2005 (Date of Inception) to December 31, 2010 were audited by other auditors whose report dated March 15, 2011 on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company’s ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Credex Corporation as of December 31, 2011 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note D to the consolidated financial statements, the Company has a working capital deficit, has received no revenue from sales of products or services, and has incurred losses from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note D. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan
April 12, 2012

Partners
W. Ed Moss Jr., CPA
Joe M. Krusick, CPA
James R. Dexter, CPA

501 S. New York Ave.
Suite 100
Winter Park, FL 32789
Phone: 407-644-5811
Fax:407-644-6022
www.mosskrusick.com

American Institute of
Certified Public
Accountants

Florida Institute of
Certified Public
Accountants

PCAOB Registered

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Credex Corporation
Las Vegas, Nevada

We have audited the balance sheet of Credex Corporation (a development stage company) as of December 31, 2010, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended and for the period from inception, September 2, 2005, to December 31, 2010. Credex Corporation's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Credex Corporation as of December 31, 2010, and the results of its operations and its cash flows for the years then ended and for the period from inception, September 2, 2005, to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company is in the development stage and has suffered recurring losses from operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Winter Park, Florida
March 15, 2011

Credex Corporation
(A Development Stage Company)
BALANCE SHEETS
At December 31, 2011 and 2010

ASSETS

	December 31,	December 31,
	2011	2010

CURRENT ASSETS:
Cash	$39	$2,194

Total Assets	$39	$2,194

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$450	$4,086
Total Current Liabilities	450	4,086

STOCKHOLDERS' DEFICIT:
Common stock, $0.001 par value; 100,000,000 shares authorized, 5,899,250 shares issued and outstanding	5,899	5,899
Additional paid-in capital	295,543	262,342
Unearned capital (see Note F)	0	(100,000)
Deficit accumulated during the development stage	(301,853)	(170,133)
Total Stockholders' Deficit	(411)	(1,892)

Total Liabilities and Stockholders' Deficit	$39	$2,194

The accompanying notes are an integral part of these financial statements

Credex Corporation
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2011 and 2010
For the Period from September 2, 2005 (Inception) to December 31, 2011

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	Period from September 2, 2005 (Inception) to December 31, 2011
REVENUE
Finance income	$0	$0	$15,417
Consulting income	0	0	8,000
TOTAL REVENUE	0	0	23,417

OPERATING EXPENSES
Travel	0	0	6,882
Office expenses	1,248	2,738	10,027
Telephone	219	421	2,963
Professional fees (see Note E)	125,291	117,593	268,181
Advertising	0	0	350
Portfolio purchase	0	0	21,000
Seminar	0	0	1,585
Stock transfer agent fees (see Note E)	750	5,500	6,250
Rent	2,659	3,325	6,511
TOTAL OPERATING EXPENSES	130,167	129,577	323,750

LOSS FROM OPERATIONS	(130,167)	(129,577)	(300,333)

OTHER INCOME (EXPENSE):
Interest income	0	0	33
Interest expense	(1,553)	0	(1,553)
TOTAL OTHER INCOME (EXPENSE)	(1,553)	0	(1,520)

LOSS PRIOR TO INCOME TAXES	(131,720)	(129,577)	(301,853)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(131,720)	$(129,577)	$(301,853)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.02)	$(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	5,899,250	3,143,000

The accompanying notes are an integral part of these financial statements.

Credex Corporation
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Period from September 2, 2005 (Inception) to December 31, 2011
	Common Stock		Additional Paid-in	Unearned	Deficit Accumulated During the Development	Total Stockholders' Equity
	Shares	Amount	Capital	Capital	Stage	(Deficit)
September 2, 2005, Inception	0	$0	$0	$0	$0	$0
Shares purchased for cash at $0.001 per share	10,000	10	990	0	0	1,000
Net loss for the period ended December 31, 2005	0	0	0	0	(8,397)	(8,397)
Balance - December 31, 2005	10,000	10	990	0	(8,397)	(7,397)
Net loss for the year ended December 31, 2006	0	0	0	0	(8,056)	(8,056)
Balance - December 31, 2006	10,000	10	990	0	(16,453)	(15,453)
Conversion of stockholder loan to common stock at $0.0072 per share	2,490,000	2,490	15,441	0	0	17,931
Net loss for the year ended December 31, 2007	0	0	0	0	(2,087)	(2,087)
Balance - December 31, 2007	2,500,000	2,500	16,431	0	(18,540)	391
Shares issued for cash
Common stock issued for cash at $0.02 per share	350,000	350	6,650	0	0	7,000
Net loss for the year ended December 31, 2008	0	0	0	0	(7,001)	(7,001)
Balance - December 31, 2008	2,850,000	2,850	23,081	0	(25,541)	390
Common stock issued for cash at $0.02 per share	715,500	715	13,595	0	0	14,310
Net loss for the year ended December 31, 2009	0	0	0	0	(15,015)	(15,015)
Balance - December 31, 2009	3,565,500	3,565	36,676	0	(40,556)	(315)
Shares issued for cash
Common stock issued for cash at $0.02 per share	267,500	268	5,082	0	0	5,350
Common stock issued for cash at $0.04 per share	566,250	566	22,084	0	0	22,650
Common stock issued for future services at $0.133 per share (See Note E)	1,500,000	1,500	198,500	(200,000)	0	0
Amortization of unearned capital	0	0	0	100,000	0	100,000
Net loss for the year ended December 31, 2010	0	0	0	0	(129,577)	(129,577)
Balance - December 31, 2010	5,899,250	5,899	262,342	(100,000)	(170,133)	(1,892)
Amortization of unearned capital	0	0	0	100,000	0	100,000
Forgiveness of shareholder debt	0	0	33,201	0	0	33,201
Net loss for the year ended December 31, 2011	0	0	0	0	(131,720)	(131,720)
Balance - December 31, 2011	5,899,250	$5,899	295,543	$0	$(301,853)	$(411)

The accompanying notes are an integral part of these financial statements.

Credex Corporation
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2011 and 2010
For the Period from September 2, 2005 (Inception) to December 31, 2011

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	Period from September 2, 2005 (Inception) to December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(131,720)	$(129,577)	$(301,853)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	100,000	(100,000)	0
Changes in assets and liabilities:
Increase in accounts payable	29,565	1,586	450
Net Cash Used by Operating Activities	(2,155)	(227,991)	(301,403)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholder loan	0	0	46,828
Repayment of stockholder loan	0	0	(46,828)
Proceeds from the sale of common stock	0	228,000	301,442
Net Cash Provided by Financing Activities	0	228,000	301,442

Net Increase (Decrease) in Cash and Cash Equivalents	(2,155)	9	39

Cash and cash equivalents, beginning of period	2,194	2,185	0

Cash and cash equivalents, end of period	$39	$2,194	$39

The accompanying notes are an integral part of these financial statements.

CREDEX CORPORATION
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Purpose
Credex Corporation, (the "Company") was incorporated in the State of Florida on September 2, 2005. The Company is presently engaged in market research regarding the cost and availability of non-performing credit card portfolios including current market prices for the sales of portfolios deemed non-collectable at the time of sale.  The Company is exploring avenues for raising capital in order to put its business plan into effect.  The Company has a December 31 year-end.  The Company’s principal office is in Orange City, Florida.

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

Accounting Basis
The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a December 31 fiscal year end.

Development Stage
The Company is currently a development stage entity as defined under accounting standards, as it continues development activities related to non-performing credit card portfolios.  As required for development stage enterprises, the statements of operations, cash flows and changes in stockholder’s equity (deficit) are presented on a cumulative basis from inception.

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

CREDEX CORPORATION
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising
The Company expenses advertising and promotions costs as they are incurred.

Concentrations of Credit Risk
The Company maintains its cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. The Company continually monitors its banking relationships and consequently has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

CREDEX CORPORATION
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Dividends
The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

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

Comprehensive Income
The Company has which established standards for reporting and display of comprehensive income, its components and accumulated balances.  When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

Recent Accounting Pronouncements

Credex does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE B - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s financial position and operating results raise substantial doubt about its ability to continue as a going concern. The Company is in the development stage and has sustained losses of $301,853 since inception.  The ability of the Company to continue as a going concern is dependent upon expanding operations and obtaining additional capital and financing. Management’s plan in this regard is to implement the Company’s business plan and to secure additional funds through equity or debt financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE C – NOTES PAYABLE

During the year ended December 31, 2011, three shareholder of the Company loaned a total of $5,300 to help fund operations.  These loans were unsecured, due on demand and bore 12% interest. The notes were repaid during the year ended December 31, 2011. Total interest expense related to these loans was $1,236 for the year ended December 31, 2011. (Refer to Note F - Related Party Transactions)

On March 21, 2011, the Company received a loan of $5,000 to help fund operations.  The loan was unsecured, due on demand and bore 12% interest. The loan was repaid during the year ended December 31, 2011. Total interest expense related to this loan was $317 for the year ended December 31, 2011.

CREDEX CORPORATION
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE D - STOCKHOLDERS’ EQUITY (DEFICIT)

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

The Company has forty stockholders of record as of December 31, 2011.  As of December 31, 2011, the outstanding shares were 5,899,250.  Share transactions during the year ended December 31, 2010, resulted in an increase in shares outstanding of 2,333,750 shares as follows:

Shares issued for cash at $0.02 per share	267,500
Shares issued for cash at $0.04 per share	566,250
Shares issued for future services at $0.113 per share	1,500,000
2,333,750

Additionally, ownership of 694,445 shares was transferred from a past officer/director to Cypress.  This former officer/director is a member of Cypress.  Another past officer/director who is deceased passed to his heirs 1,705,555 shares of which his heirs transferred 764,180 shares to Cypress.  A total of 2,958,625 shares have been transferred to Cypress under a consulting management agreement with the Company. Upon completion of its services, Cypress is to be paid $200,000 by the Company at which time Cypress will return these shares. (Refer to Note F - Related Party Transactions)

NOTE E - INCOME TAXES

Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statements and tax basis thereon, and for the expected future tax benefits to be derived from net operations losses and tax credit carry-forwards. The Company has net operating losses and has recorded a valuation allowance equal to the tax benefit of the accumulated net operating losses, since it is uncertain that future taxable income will be realized during the applicable carry-forward periods.  These benefits expire between 2025 and 2031.

The Company’s deferred tax assets as of December 31, 2011 and 2010 were as follows:

	2011	2010
Deferred tax asset	$138,770	$49,200
Valuation allowance	(138,770)	(49,200)
Net Deferred Tax Asset	$0	$0

NOTE F - RELATED PARTY TRANSACTIONS

A past shareholder of the Company had received fees for service in the year ended December 31, 2010 in the amount of $2,400.

A shareholder of the Company, Globex Transfer, LLC, a stock transfer agent, was engaged in November 2010 to provide stock transfer services.  As of December 31, 2011, $750 expenses were incurred with an outstanding balance payable of $450.

CREDEX CORPORATION
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE F - RELATED PARTY TRANSACTIONS (CONTINUED)

On July 9, 2010, the Company entered into an agreement for services with Cypress, a related party, whereby Cypress acts as consultant to:

1.  Raise the necessary money for the Company to operate in the short term
2.  Prepare and file documents with the SEC to take the Company public
3.  Secure a transfer agent and market maker broker-dealer for the Company’s stock
4.  Secure the necessary audits for the required filing documents
5.  Provide day-to-day operational management of the Company

In exchange for these services, which the Company anticipates will last for a ten month period, the Company agreed to pay Cypress cash fees of $200,000 as well as provide Cypress with 2,958,625 shares of its stock, which effectively transfers control of the Company to Cypress during this period.  Because the consulting services began August 1, 2010, amortization into Professional Fee was $100,000 in 2011 and $100,000 in 2010 resulting in net unearned capital of $100,000 as of December 31, 2010 and $ 0 as of December 31, 2011.  Upon receipt of the cash payment of $200,000, Cypress is to return the shares to the Company’s treasury.  [Refer to Note B - Stockholders’ Equity (Deficit)]  Also, as part of the contract with Cypress, the Company is responsible for normal operating costs, which Cypress was providing.

During the year ended December 31, 2011, three shareholder of the Company loaned a total of $5,300 for additional funding to assist the Company fund operations.  These loans were unsecured, due on demand and bore 12% interest. The notes were repaid during the year ended December 31, 2011. Total interest expense related to these loans was $1,236 for the year ended December 31, 2011. (Refer to Note D - Stockholders’ Loans)

NOTE G - FILING WITH THE U.S. SECURITIES AND EXCHANGE COMMISSION

The Company has completed filing with the U.S. Securities and Exchange Commission one form to become public and is in the process of preparing a filing to be able to sell shares to the public.  The Company filed a Form 10 under the Securities and Exchange Act of 1934 to start reporting its operations. In conjunction with the Form 10, the Company will file an S-1 under the Securities Act of 1933 to allow its shareholders to sell their shares to the public.  The plan is for the Company to register part of the existing shareholders’ 2,940,625 shares outstanding with the shares to be sold to the public at $0.25 per share.  The costs for this offering are estimated to be less than $10,000.

NOTE H - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2011 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are none.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company, with the participation of the Company's management, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2011, the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2011 that have materially impacted, or are reasonably likely to materially impact, the Company’s internal control over financial reporting.

Management's Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).  Internal control over financial reporting is a process designed by, or under the supervision of the Company’s Chief Executive Officer and the Chief Financial Officer and implemented by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

The Company’s internal control over financial reporting includes those policies and procedures that:  i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are made only in accordance with authorizations of management and directors of the Company; and iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material impact on the financial statements.

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures, or the Company’s internal controls over financial reporting, will necessarily prevent all fraud and material errors. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations on all internal control systems, the Company’s internal control system can provide only reasonable assurance of achieving its objectives and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of internal control is also based in part upon certain assumptions about the likelihood of future events, and can provide only reasonable, not absolute, assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in circumstances, or because the degree of compliance with the policies and procedures may deteriorate.

 Management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2011.  In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, the Company’s management concluded that as of December 31, 2011, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report by our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only our management report in this annual report.

Item 9B. Other Information.

None.

Part III

Item 10. Directors, Executive Offices and Corporate Governance

Identification of Directors:

		Position Held
Name	Age	with Company	Elected
Arunkumar Rajapandy	43	CEO, CFO, Director	January 23, 2012

Directors are elected by the shareholders at each annual meeting.

Identification of Officers:

		Position Held
Name	Age	with Company	Elected
Arunkumar Rajapandy	43	CEO, CFO, Director	January 23, 2012

* Arunkumar Rajapandy is the Chief Financial Officer and Director of the Company from his appointment on Jauarary 23, 2012. His responsibilities included oversight over internal controls, financial reporting and compliance with state and federal laws.

Officers of the Company serve at the will of the Board of Directors.  Presently the Company has no employment contract with any of its officers.

Item 11. Executive Compensation

Description	Name (1)	Name (2)	Name (3)	Name (4)	Name (5)	Name(6)
Name and Principal	Arunkumar	Denise	Julie Ann	Steven G.	James H.	Richard
Position (a)	Rajapandy	Leonardo	Goodwin	Salmond	Bashaw	R.Cook

Year (b)	2010	2010	2010	2010	2010	2010
Salary ($) (c)	$0	$0	$0	$0	$2,400	$0
Bonus ($) (d)	0	0	0	0	0	0
Stock Awards ($) (e)	0	0	0	0	0	0
Option Awards ($) (f)	0	0	0	0	0	0
Non-equity Incentive
Plan Compensation ($)
(g)	0	0	0	0	0	0
Change in pension
value and Non-
Qualified deferred
compensation earnings
($) (h)	0	0	0	0	0	0
All other
compensation ($) (i)	0	0	0	0	0	0
Total ($) (j)	$0	$0	$0	$0	$2,400	$0

Year (b)	2011	2011	2011	2011	2011	2011
Salary ($) (c)	$0	$0	$0	$0	$0	0
Bonus ($) (d)	0	0	0	0	0	0
Stock Awards ($) (e)	0	0	0	0	0	0
Option Awards ($) (f)	0	0	0	0	0	0
Non-equity Incentive
Plan Compensation ($)
(g)	0	0	0	0	0	0
Change in pension
value and Non-
Qualified deferred
compensation earnings
($) (h)	0	0	0	0	0	0
All other
compensation ($) (i)	0	0	0	0	0	0
Total ($) (j)	$0	$0	$0	$0	$0	$0

(1)  Current CEO, Director and Chief Financial Officer
(2)  Past President and Director (CEO) from May 28, 2010 and past Secretary/Treasurer
     (CFO) from 2005 to May 28, 2010
(3)  Past Director from May 28, 2010
(4)  Past Secretary/Treasurer (CFO) and Director from August 21, 2010
(5)  Past President and Director (CEO), died on May 15, 2010.  President and
     Director from 2005 to May 15, 2010 (Death Date)
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
	232 Trickey Pond Road
	Naples, ME 04055

* Shares being held as security for management contract to Cypress Bend Executive Services, LLC, which Mr. Salmond is a member.  Mr. Salmond is no longer on the Board of Directors of the Company.

The following table contains information as of the date of this filing as to the beneficial ownership of shares of common stock of the Company, as well as all persons as a group who were then officers and directors of the Company.

SECURITY OWNERSHIP OF MANAGEMENT

Title of Class	Name and Address	Amount	Percent

Common stock	Arunkumar Rajapandy	0	0%

Common stock	Officers and Directors
	as a group	0	0%

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

Item 14. Principal Accounting Fees and Services

The Company engaged Moss, Krusick & Associates, LLC, 480 North Orlando Avenue, Suite 218, Winter Park, FL 32789, to audit the2010 annual financial statements, review quarterly financial statements, and provide other services required to comply with accounting and reporting rules and related guidelines. For the year 2011 we paid $8,250 towards quarterly financial statement reviews to Moss, Krusick & Associates. The fees recorded in Professional Fees in operations were $8,875 in 2010. In 2012, the Company engaged Silberstein Ungar, PLLC to audit its 2011 financial statements and fees to Silberstein Ungar, PLLC were $3,300.

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

Credex Corporation

By: __/S/ Arunkumar Rajapandy_            Date:    April 19, 2012
    Arunkumar Rajapandy,
    Chief Executive Officer
    Chief Financial Officer
    Director