Form 10-K/A
period 2011-12-31
CREDEX CORP
filed 2012-04-24
CIK 1432939

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
Commission file number 000-13059

CREDEX CORPORATION
(Exact name of registrant as specified in its charter)

Florida	16-1731286
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)
848 Rainbow Blvd, # 2096 Las Vegas, NV	89107
(Address of principal executive offices)	(Zip Code)

(913) 660-0632
(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ yes ☐ no

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of   24th April 2012 is    5,899,250 shares.

EXPLANATORY NOTE

Credex Corporation. (the “Company”) is filing this Amendment No. 1 to its Form 10-K for the year ended December 31, 2011 (the “Report”) for the purpose of including Interactive Data Files (Exhibit 101) formatted in XBRL (Extensible Business Reporting Language) with detail tagging of the notes to the financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

April 24, 2012	Credex Corporation

	By:	/s/ Arunkumar Rajapandy
Arunkumar Rajapandy
Chief Financial Officer

2

INDEX TO EXHIBITS

Exhibit Number	Description

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.INS	XBRL Instance Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.SCH	XBRL Taxonomy Extension Schema Linkbase.