Form 10-Q
period 2012-03-31
CREDEX CORP
filed 2012-05-17
CIK 1432939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. o yes x no

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). o yes x no

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of 14th May 2012 is 5,899,250 shares.

CREDEX CORPORATION

(A Development Stage Company)

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX TO FINANCIAL STATEMENTS	PAGE

Balance Sheets at March 31, 2012 [Unaudited] and December 31, 2011	4

Unaudited Statements of Operations for the three month periods ended March 31, 2012 and 2011 and for the period from inception, September 2, 2005, through March 31, 2012	5

Unaudited Statements of Stockholders’ Equity for the period from inception, September 2, 2005, through March 31, 2012	6

Unaudited Statements of Cash Flows for the nine-month periods ended March 31, 2012 and 2011 and for the period from inception, September 2, 2005, through March 31, 2012	7

Notes to Financial Statements	8

Credex Corporation
(A Development Stage Company)
BALANCE SHEETS
March 31, 2012, [Unaudited] and December 31, 2011 [Audited]

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS

CURRENT ASSETS:
CASH	$0	$39

TOTAL ASSETS	$0	$39

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
ACCOUNTS PAYABLE	$3850	$450
ACCRUED INTEREST PAYABLE	0	0
NOTES PAYABLE	0	0
STOCKHOLDER LOANS PAYABLE (SEE NOTE F)	0	0
TOTAL CURRENT LIABILITIES	3850	450

STOCKHOLDERS' DEFICIT:
COMMON STOCK, $0.001 PAR VALUE;
100,000,000 AUTHORIZED SHARES, 5,899,250
SHARES ISSUED AND OUTSTANDING AT
MARCH 31, 2012, AND DECEMBER 31, 2011, RESPECTIVELY	5899	5899

ADDITIONAL PAID-IN CAPITAL	295543	295543
LESS UNEARNED CAPITAL (SEE NOTE F)	0	0

ACCUMULATED DEFICIT DURING THE DEVELOPMENT STAGE	(305292)	(301853)

TOTAL STOCKHOLDERS DEFICIT	(3850)	(411)

TOTAL LIABILITIES AND STOCKHOLDERS DEFICIT	$0	$39

The accompanying notes are an integral part of these financial statements.

Credex Corporation
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For Periods from Inception [September 2, 2005] to March 31, 2012 (Unaudited)

	Three Months Ended March 31 2012	Three Months Ended March 31 2011	Cumulative from Inception (September 2, 2005) to March 31, 2012
REVENUE:
FINANCE INCOME	$0	$0	$15417
CONSULTING INCOME	0	0	8000
TOTAL REVENUE	0	0	23417

EXPENSES:
TRAVEL	0	0	6882
OFFICE EXPENSES	0	590	10027
TELEPHONE	0	165	2963
PROFESSIONAL FEES (see Note F)	3439	72409	271521
ADVERTISING	0	0	350
PROTFOLIO PURCHASE	0	0	21000
SEMINAR	0	0	1585
STOCK TRANSFER AGENT FEES (see Note F)	0	0	6350
RENT	0	1994	6511
TOTAL EXPENSES	3439	75158	327189

OPERATING LOSS	(3439)	(75158)	(303772)

OTHER INCOME (EXPENSE):
INTEREST INCOME	0	0	33
INTEREST EXPENSE	0	(60)	(1553)

TOTAL OTHER INCOME (EXPENSE)	0	(60)	(1520)

NET LOSS BEFORE INCOME TAXES	(3439)	(75218)	(305292)

INCOME TAXES	0	0	0
NET LOSS	$(3439)	$(75218)	$(305292)

BASIC NET LOSS PER SHARE	$(0.001)	$(0.013)
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING (000’S)	5899	5899

The accompanying notes are an integral part of these financial statements.

	Credex Corporation
	(A Development Stage Company)
	STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
	For Periods from Inception [September 2, 2005] to March 31, 2012 (Unaudited)

						Total
	Common Stock	Additional		Development	Stockholders’
			Paid-in	Unearned	Stage	Equity
	Shares	Amount	Capital	Capital	Deficit	(Deficit)

September 2, 2005, Date of Incorporation	0	$0	$0	$0	$0	$0
Shares purchased for cash at $0.001 per share	10000	10	990	0	0	1000

Net loss for year ended December 31, 2005	0	0	0	0	(8397)	(8397)
Balances - December 31, 2005	10000	10	990	0	(8397)	(7397)

Net loss for year ended December 31, 2006	0	0	0	0	(8056)	(8056)
Balances - December 31, 2006	10000	10	990	0	(16453)	(15453)

Stock holders loan used to purchase shares at $0.0072 per share	2490000	2490	15441	0	0	17931

Net loss for year ended December 31, 2007	0	0	0	0	(2087)	(2087)

Balances - December 31, 2007	2500000	2500	16431	0	(18540)	391

Shares issued for cash at $0.02 per share	350000	350	6650	0	0	7000

Net loss for year ended December 31, 2008	0	0	0	0	(7001)	(7001)

Balances - December 31, 2008	2850000	2850	23081	0	(25541)	390

Shares issued for cash at $0.02 per share	715500	715	13595	0	0	14310

Net loss for year ended December 31, 2009	0	0	0	0	(15015)	(15015)

Balances - December 31, 2009	3565500	3565	36676	0	(40556)	(315)

Shares issued for cash at $0.02 per share	267500	268	5082	0	0	5350
Shares issued for cash at $0.04 per share	566250	566	22084	0	0	22650
Shares issued for future services at $0.133 per share (Note F)	1500000	1500	198500	(200000)	0	0
Unearned capital amortized	0	0	0	100000	0	100000

Net loss for year ended December 31, 2010	0	0	0	0	(129577)	(129577)

Balances - December 31, 2010	5899250	5899	262342	(100000)	(170133)	(1892)

Unearned capital amortized	0	0	0	100000	0	100000
Additional capital brought in			33201

Net loss for period ended December 31, 2011	0	0	0	0	(131720)	(131720)

Balances - December 31, 2011	5899250	$5899	295543	$0	$(301853)	$(411)

Net loss for period ended March 31, 2011	0	0	0	0	(3439)	(3439)

Balances - March 31, 2012	5899250	$5899	295543	$0	(305292)	(3850)

The accompanying notes are an integral part of these financial statements.

Credex Corporation
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For Periods from Inception [September 2, 2005] to March 31, 2012 [Unaudited]

			Cumulative from
	Three Months		Inception (September 2, 2005) to
	Ended March 31		March 31
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(3439)	$(75219)	$(305292)
Add non-cash expenses to Net Loss:
Professional fees from consulting agreement (see Note F)	0	0	0
CHANGES TO ASSETS AND LIABILITIES
Increase (decrease) in accounts payable	3400	13019	3850
Increase (decrease) in accrued interest payable	0	60	0

NET CASH USED BY OPERATING ACTIVITIES	(39)	(62140)	(301442)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable issued	0	0	0
Proceeds from stockholder loan	0	0	0
Repayment of stockholder loan	0	0	0
Sale of common stock	0	0	5899
Additional Paid in Capital	0	60000	295543

NET CASH PROVIDED BY FINANCING ACTIVITIES	0	60000	301442

NET INCREASE (DECREASE) IN CASH	(39)	(2140)	(0)

Cash and Cash Equivalents - Beginning	39	2194	0

Cash and Cash Equivalents - Ending	$0	$54	$0

The accompanying notes are an integral part of these financial statements.

CREDEX CORPORATION

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2012 (Unaudited) and December 31, 2011

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K filed on April 24, 2012.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements, which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2011 as reported in Form 10-K, have been omitted.

3.	Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a December 31 fiscal year end.

4.	Development Stage

The Company is currently a development stage entity as defined under accounting standards, as it continues development activities related to non-performing credit card portfolios. As required for development stage enterprises, the statements of operations, cash flows and changes in stockholder’s equity (deficit) are presented on a cumulative basis from inception.

5.	Revenue Recognition

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

6.	Cash and Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturities of less than three months to be cash equivalents.

7.	Financial Instruments

Financial instruments consist of bank deposits. The carrying amount of financial instruments approximates fair value due to short-term maturities and market interest rates.

8.	Advertising

The Company expenses advertising and promotions costs as they are incurred.

9.	Concentrations of Credit Risk

The Company maintains its cash in a bank deposit account insured by the Federal Deposit Insurance Corporation (FDIC).  As of March 31, 2012 (unaudited) and December 31, 2011, the Company had no balances in excess of federally insured limits.

10.	Earnings per Share

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

11.	Income Taxes

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

The Company adopted section 740-10-25 of the Codification (“Section 740-10-25”) which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

12.	Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

13.	Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

14.	Use of Estimates

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

14.	Comprehensive Income

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

15.	Recently Issued Accounting Standards

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

NOTE B — GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s financial position and operating results raise substantial doubt about its ability to continue as a going concern. The Company is in the development stage and has sustained losses of $305,292 since inception. The ability of the Company to continue as a going concern is dependent upon expanding operations and obtaining additional capital and financing. Management’s plan in this regard is to implement the Company’s business plan and to secure additional funds through equity or debt financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE C – NOTES PAYABLE (UNAUDITED)

During the year ended December 31, 2011, three shareholder of the Company loaned a total of $5,300 to help fund operations. These loans were unsecured, due on demand and bore 12% interest. The notes were repaid during the year ended December 31, 2011. Total interest expense related to these loans was $1,236 for the year ended December 31, 2011. (Refer to Note F — Related Party Transactions)

On March 21, 2011, the Company received a loan of $5,000 to help fund operations. The loan was unsecured, due on demand and bore 12% interest. The loan was repaid during the year ended December 31, 2011. Total interest expense related to this loan was $317 for the year ended December 31, 2011.

NOTE D — STOCKHOLDERS’ EQUITY (DEFICIT)

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
2,333,750

Additionally, ownership of 694,445 shares was transferred from a past officer/director to Cypress. This former officer/director is a member of Cypress. Another past officer/director who is deceased passed to his heirs 1,705,555 shares of which his heirs transferred 764,180 shares to Cypress. A total of 2,958,625 shares have been transferred to Cypress under a consulting management agreement with the Company. Upon completion of its services, Cypress is to be paid $200,000 by the Company at which time Cypress will return these shares. On November 9, 2011 Cypress forgiven the liability of $200,000 as agreed between the directors and Cypress to make way for new management takeover. (Refer to Note F — Related Party Transactions )

NOTE E — INCOME TAXES

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

The Company’s deferred tax assets as of December 31, 2012 and 2011 were as follows:

	2012	2011
Deferred tax asset	$ 3,439	$ 138,770
Valuation allowance	(3,439)	(138,770)
Net Deferred Tax Asset	$ 0	$ 0

NOTE F — RELATED PARTY TRANSACTIONS

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

2. Prepare and file documents with the SEC to take the Company public

3. Secure a transfer agent and market maker broker-dealer for the Company’s stock

4. Secure the necessary audits for the required filing documents

5. Provide day-to-day operational management of the Company

In exchange for these services, which the Company anticipates will last for a ten month period, the Company agreed to pay Cypress cash fees of $200,000 as well as provide Cypress with 2,958,625 shares of its stock, which effectively transfers control of the Company to Cypress during this period. Because the consulting services began August 1, 2010, amortization into Professional Fee was $100,000 in 2011 and $100,000 in 2010 resulting in net unearned capital of $100,000 as of December 31, 2010 and $ 0 as of December 31, 2011. Upon receipt of the cash payment of $200,000, Cypress is to return the shares to the Company’s treasury. On November 9, 2011 Cypress forgiven the liability of $200,000 as agreed between the directors and Cypress to make way for new management takeover. [Refer to Note B — Stockholders’ Equity (Deficit)] Also, as part of the contract with Cypress, the Company is responsible for normal operating costs, which Cypress was providing. From 1st January 2012 Cypress is no way responsible or involved in normal operating costs of the company.

During the year ended December 31, 2011, three shareholder of the Company loaned a total of $5,300 for additional funding to assist the Company fund operations. These loans were unsecured, due on demand and bore 12% interest. The notes were repaid during the year ended December 31, 2011. Total interest expense related to these loans was $1,236 for the year ended December 31, 2011. (Refer to Note D — Stockholders’ Loans)

NOTE G — FILING WITH THE U.S. SECURITIES AND EXCHANGE COMMISSION (UNAUDITED)

There are no pending comments on the Company’s SEC filings. The Company filed an S-1 (with amendments) Registration Statement pursuant to the 1933 Act.  This registration became effective April 13, 2011.  The S-1 registered the 2,940,625 shares in the hands of current shareholders (except for Cypress Bend’s shares – refer to Note F – Related Party) for trading.

NOTE H — SUBSEQUENT EVENTS (UNAUDITED)

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Since our inception, we have devoted our activities to the following:

•	Purchasing a debt portfolio;
•	Obtaining bids from professional collectors to collect the portfolio;
•	Developing contacts from whom to purchase portfolios;
•	Contracting for operational support; and
•	Securing enough capital to carry out these activities.

Plan of Operations

As discussed above we have not operated pursuant to our business plan since inception and have generated no revenue in the three month ended March 31, 2012 and 2011.

Development stage operating expenditures during the period from inception on September 2, 2005 to March 31, 2012 were $327,189 which consisted primarily of general and administrative expenses related to legal, accounting and other fees related to our formation and this offering.  Our net loss was $3,439 and $75,218 for the three months ended March 31, 2012 and 2011, respectively, and $305,292 net loss from inception through March 31, 2012. The cumulative income to date was $23,450 including finance income of $15,417, consulting income of $8,000 and interest income of $33.

Liquidity and Capital Resources

Our capital resources have been acquired through the sale of shares of our common stock.

At March 31, 2012 and December 31, 2011, we had total assets of $0 and $39, respectively, consisting of cash.

At March 31, 2012 and December 31, 2011, our total liabilities were $3,850 and $450, respectively, consisting of amounts payable

We anticipate taking the following actions during the next 12 months, assuming we receive the required funding:

•	Find and Lease a location for company offices
•	Purchase office equipment
•	Hire employees and begin training
•	Begin Operations
•	Start Marketing Phase Develop Sales Materials and Presentations.

Cash Requirements

We intend to provide funding for our activities, if any, through a combination of the private placement of the Company’s equity securities and the public sales of equity securities.

We have no agreement, commitment or understanding to secure any funding from any other source.

Off-Balance Sheet Arrangements

  We do not have any off balance sheet arrangements.

  Credex has never been in bankruptcy or receivership.  The Company is a new venture.

•	Credex’s executive office is located at 848 Rainbow Blvd, # 2096 Las Vegas, NV 89107. The telephone number is (386) 218-6823, and the fax number is (913) 660-0632.

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

Disclosure of Contracted Obligations

On July 9, 2010, the Company entered into a agreement for services with Cypress Bend Executive Services, LLC (“Cypress”), a related party, whereby Cypress acts as consultant to:

  Raise the necessary money for the Company to operate in the short term,
  Prepare and file documents with the SEC to take the Company public,
  Secure a transfer agent and market maker broker-dealer for the Company’s stock,
  Secure the necessary audits for the required filing documents, and
  Provide day-to-day operational management services to the Company.

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

On November 9, 2011 Cypress forgiven the liability of $200,000 as agreed between the directors and Cypress to make way for new management takeover.

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2012 there were no changes in our system of internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

Credex is not involved in any litigation or any material legal proceeding.  No Officer or Director is involved in any litigation or any material legal proceeding.

Item 1A. Risk Factors

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The authorized equity of Credex Corporation consists of 100 million Shares, $.001 par value per share, of which 5,899,250 Shares are issued and outstanding to officers and directors for cash and services rendered from inception (September 2, 2005) through March 31, 2012.

Credex Corporation Sale of Investment

Title of		Shares		Share	Amount
Stock	Date	Issued		Price	Paid	Subscribed	Services
Common	09/09/2005	10,000		$0.100	$1,000
Common	10/24/2007	2,240,000		$0.010	$16,131
Common	10/24/2007	250,000		$0.010	$1,800
Common	04/04/2008	50,000	*	$0.020	$1,000
Common	07/07/2008	25,000	*	$0.020	$500
Common	07/28/2008	25,000	*	$0.020	$500
Common	08/16/2008	15,000	*	$0.020	$300
Common	09/06/2008	50,000	*	$0.020	$1,000
Common	09/21/2008	10,000	*	$0.020	$200
Common	10/01/2008	10,000	*	$0.020	$200
Common	10/17/2008	15,000	*	$0.020	$300
Common	12/31/2008	150,000	*	$0.020	$3,000
Common	06/22/2009	10,000		$0.020	$200
Common	06/22/2009	10,000		$0.020	$200
Common	06/29/2009	50,000		$0.020	$1,000
Common	06/29/2009	50,000		$0.020	$1,000
Common	06/29/2009	100,000		$0.020	$2,000
Common	06/29/2009	50,000		$0.020	$1,000
Common	06/29/2009	50,000		$0.020	$1,000
Common	06/29/2009	100,000		$0.020	$2,000
Common	07/22/2009	10,000		$0.020	$200
Common	08/04/2009	100,000		$0.020	$2,000
Common	09/19/2009	10,000		$0.020	$200
Common	10/07/2009	10,000		$0.020	$200
Common	10/07/2009	50,000		$0.020	$1,000
Common	10/07/2009	50,000		$0.020	$1,000
Common	11/19/2009	45,500		$0.020	$910
Common	12/15/2009	20,000		$0.020	$400
Common	02/22/2010	30,000		$0.020	$600
Common	03/16/2010	12,500		$0.020	$250
Common	04/14/2010	100,000		$0.020	$2,000
Common	04/30/2010	125,000		$0.020	$2,500
Common	07/12/2010	1,500,000		$0.113	$0	$0	$200,000	**
Common	08/30/2010	12,500		$0.040	$500
Common	08/30/2010	25,000		$0.040	$1,000
Common	08/23/2010	125,000		$0.040	$5,000
Common	09/03/2010	25,000		$0.040	$1,000
Common	09/03/2010	62,500		$0.040	$2,500
Common	09/03/2010	25,000		$0.040	$1,000
Common	09/03/2010	25,000		$0.040	$1,000
Common	09/03/2010	25,000		$0.040	$1,000
Common	10/05/2010	56,250		$0.040	$2,250
Common	10/05/2010	10,000		$0.040	$400
Common	11/04/2010	150,000		$0.040	$6,000
Common	11/05/2010	25,000		$0.040	$1,000

		5,899,250			$68,241	$0	$200,000	*

*	Shares sold under Reg D. The remaining shares were sold under the Private Placement Memorandum
**	Sstock issued as part of a service agreement for future services with Cypress Bend Executive Services, LLC. Refer to “Part I – Item 2: Disclosure of Contracted Obligations.”

Such shares were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act or under regulation D rule 504.  All of the purchasers were officers, directors or persons personally known to the officers or directors.

Item 3.  Defaults Upon Senior Securities.

None

Item 4. Mine Safety

None

Item 5.  Other Information.

None

Item 6. Exhibits

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

Credex Corporation

By:	/s/ Arunkumar Rajapandy	Date:	May 14, 2012
Arunkumar Rajapandy,
Chief Executive Officer Chief Financial Officer Director

