Form 10-Q/A
period 2012-03-31
CREDEX CORP
filed 2012-06-06
CIK 1432939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of 4th June 2012 is 5,899,250 shares.

CREDEX CORPORATION

(A Development Stage Company)

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX TO UNAUDITED FINANCIAL STATEMENTS	PAGE

Balance Sheets at March 31, 2012 and December 31, 2011	3

Unaudited Statements of Operations for the three month periods ended March 31, 2012 and 2011 and for the period from inception, September 2, 2005, through March 31, 2012	4

Unaudited Statements of Stockholders’ Equity for the period from inception, September 2, 2005, through March 31, 2012	5

Unaudited Statements of Cash Flows for the nine-month periods ended March 31, 2012 and 2011 and for the period from inception, September 2, 2005, through March 31, 2012	6

Notes to Financial Statements	7

Credex Corporation
(A Development Stage Company)
BALANCE SHEETS
March 31, 2012 and December 31, 2011 [Unaudited]

	March 31,	December 31,
	2012	2011
ASSETS

CURRENT ASSETS:
CASH	$0	$39

TOTAL ASSETS	$0	$39

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
ACCOUNTS PAYABLE	$3850	$450
ACCRUED INTEREST PAYABLE	0	0
NOTES PAYABLE	0	0
STOCKHOLDER LOANS PAYABLE (SEE NOTE F)	0	0
TOTAL CURRENT LIABILITIES	3850	450

STOCKHOLDERS' DEFICIT:
COMMON STOCK, $0.001 PAR VALUE;
100,000,000 AUTHORIZED SHARES, 5,899,250
SHARES ISSUED AND OUTSTANDING AT
MARCH 31, 2012, AND DECEMBER 31, 2011, RESPECTIVELY	5899	5899

ADDITIONAL PAID-IN CAPITAL	295543	295543
LESS UNEARNED CAPITAL (SEE NOTE F)	0	0

ACCUMULATED DEFICIT DURING THE DEVELOPMENT STAGE	(305292)	(301853)

TOTAL STOCKHOLDERS’ DEFICIT	(3850)	(411)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$0	$39

The accompanying notes are an integral part of these financial statements.

Credex Corporation
(A Development Stage Company)
STATEMENTS OF OPERATIONS (Unaudited)
For the Three Months Ended March 31, 2012 and 2011
For Periods from Inception [September 2, 2005] to March 31, 2012

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Cumulative from Inception (September 2, 2005) to March 31, 2012
REVENUE:
FINANCE INCOME	$0	$0	$15417
CONSULTING INCOME	0	0	8000
TOTAL REVENUE	0	0	23417

EXPENSES:
TRAVEL	0	0	6882
OFFICE EXPENSES	0	590	10027
TELEPHONE	0	165	2963
PROFESSIONAL FEES (see Note F)	3439	72409	271521
ADVERTISING	0	0	350
PROTFOLIO PURCHASE	0	0	21000
SEMINAR	0	0	1585
STOCK TRANSFER AGENT FEES (see Note F)	0	0	6350
RENT	0	1994	6511
TOTAL EXPENSES	3439	75158	327189

OPERATING LOSS	(3439)	(75158)	(303772)

OTHER INCOME (EXPENSE):
INTEREST INCOME	0	0	33
INTEREST EXPENSE	0	(60)	(1553)

TOTAL OTHER INCOME (EXPENSE)	0	(60)	(1520)

NET LOSS BEFORE INCOME TAXES	(3439)	(75218)	(305292)

INCOME TAXES	0	0	0
NET LOSS	$(3439)	$(75218)	$(305292)

BASIC NET LOSS PER SHARE	$(0.001)	$(0.013)
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING (000’S)	5899	5899

The accompanying notes are an integral part of these financial statements.

	Credex Corporation
	(A Development Stage Company)
	STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
	For Periods from Inception [September 2, 2005] to March 31, 2012 (Unaudited)

						Total
	Common Stock		Additional		Development	Stockholders’
			Paid-in	Unearned	Stage	Equity
	Shares	Amount	Capital	Capital	Deficit	(Deficit)

September 2, 2005, Date of Incorporation	0	$0	$0	$0	$0	$0
Shares purchased for cash at $0.001 per share	10000	10	990	0	0	1000

Net loss for year ended December 31, 2005	0	0	0	0	(8397)	(8397)
Balances - December 31, 2005	10000	10	990	0	(8397)	(7397)

Net loss for year ended December 31, 2006	0	0	0	0	(8056)	(8056)
Balances - December 31, 2006	10000	10	990	0	(16453)	(15453)

Stock holders loan used to purchase shares at $0.0072 per share	2490000	2490	15441	0	0	17931

Net loss for year ended December 31, 2007	0	0	0	0	(2087)	(2087)

Balances - December 31, 2007	2500000	2500	16431	0	(18540)	391

Shares issued for cash at $0.02 per share	350000	350	6650	0	0	7000

Net loss for year ended December 31, 2008	0	0	0	0	(7001)	(7001)

Balances - December 31, 2008	2850000	2850	23081	0	(25541)	390

Shares issued for cash at $0.02 per share	715500	715	13595	0	0	14310

Net loss for year ended December 31, 2009	0	0	0	0	(15015)	(15015)

Balances - December 31, 2009	3565500	3565	36676	0	(40556)	(315)

Shares issued for cash at $0.02 per share	267500	268	5082	0	0	5350
Shares issued for cash at $0.04 per share	566250	566	22084	0	0	22650
Shares issued for future services at $0.133 per share (Note F)	1500000	1500	198500	(200000)	0	0
Unearned capital amortized	0	0	0	100000	0	100000

Net loss for year ended December 31, 2010	0	0	0	0	(129577)	(129577)

Balances - December 31, 2010	5899250	5899	262342	(100000)	(170133)	(1892)

Unearned capital amortized	0	0	0	100000	0	100000
Additional capital brought in			33201

Net loss for period ended December 31, 2011	0	0	0	0	(131720)	(131720)

Balances - December 31, 2011	5899250	5899	295543	0	(301853)	(411)

Net loss for period ended March 31, 2012	0	0	0	0	(3439)	(3439)

Balances - March 31, 2012	5899250	$5899	295543	$0	$(305292)	$(3850)

The accompanying notes are an integral part of these financial statements.

Credex Corporation
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (Unaudited)
For the Three Months Ended March 31, 2012 and 2011
For Periods from Inception [September 2, 2005] to March 31, 2012

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

March 31, 2012 and December 31, 2011

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.	Organization and Purpose

Credex Corporation, (the “Company”) was incorporated in the State of Florida on September 2, 2005. The Company is presently engaged in market research regarding the cost and availability of non-performing credit card portfolios including current market prices for the sales of portfolios deemed non-collectable at the time of sale. The Company is exploring avenues for raising capital in order to put its business plan into effect. The Company has a December 31 year-end. The Company’s principal office is in Las Vegas, NV .

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

The Company maintains its cash in a bank deposit account insured by the Federal Deposit Insurance Corporation (FDIC).  As of March 31, 2012 and December 31, 2011, the Company had no balances in excess of federally insured limits.

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
2,333,750

Additionally, ownership of 694,445 shares was transferred from a past officer/director to Cypress. This former officer/director is a member of Cypress. Another past officer/director who is deceased passed to his heirs 1,705,555 shares of which his heirs transferred 764,180 shares to Cypress. A total of 2,958,625 shares have been transferred to Cypress under a consulting management agreement with the Company. Upon completion of its services, Cypress is to be paid $200,000 by the Company at which time Cypress will return these shares. On November 9, 2011 Cypress forgive the liability of $200,000 as agreed between the directors and Cypress to make way for new management takeover. (Refer to Note F — Related Party Transactions)

NOTE E — INCOME TAXES

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

The Company’s deferred tax assets as of March 31, 2012 and December 31, 2011 were as follows:

	2012	2011
Deferred tax asset	$ 139,940	$ 138,770
Valuation allowance	(139,940)	(138,770)
Net Deferred Tax Asset	$ 0	$ 0

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

During the year ended December 31, 2011, three shareholders of the Company loaned a total of $5,300 for additional funding to assist the Company fund operations. These loans were unsecured, due on demand and bore 12% interest. The notes were repaid during the year ended December 31, 2011. Total interest expense related to these loans was $1,236 for the year ended December 31, 2011. (Refer to Note D — Stockholders’ Loans)

NOTE G — FILING WITH THE U.S. SECURITIES AND EXCHANGE COMMISSION (UNAUDITED)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

BACKGROUND

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and other financial information contained in this prospectus. The Company is filing this amended 10-Q as the original Form 10-Q had not been reviewed by our independent auditors prior to our filing it with the SEC. This 10-Q/A contains some revisions – primarily disclosure issues, corrections of typographical errors, and a correction to amounts in Note E – Income Taxes.

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

  Credex's executive office is located at 848 Rainbow Blvd, # 2096 Las Vegas, NV 89107. The telephone number is (386) 218-6823, and the fax number is (913) 660-0632.

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

As of March 31, 2012, the Chief Executive and Financial Officers carried out an assessment of the effectiveness of the design and operation of our disclosure controls and procedures and concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2012, because of material weaknesses described below.

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

Credex Corporation Sale of Investment

Title of		Shares		Share	Amount
Stock	Date	Issued		Price	Paid	Subscribed	Services
Common	09/09/2005	10,000		$0.100	$1,000
Common	10/24/2007	2,240,000		$0.010	$16,131
Common	10/24/2007	250,000		$0.010	$1,800
Common	04/04/2008	50,000	*	$0.020	$1,000
Common	07/07/2008	25,000	*	$0.020	$500
Common	07/28/2008	25,000	*	$0.020	$500
Common	08/16/2008	15,000	*	$0.020	$300
Common	09/06/2008	50,000	*	$0.020	$1,000
Common	09/21/2008	10,000	*	$0.020	$200
Common	10/01/2008	10,000	*	$0.020	$200
Common	10/17/2008	15,000	*	$0.020	$300
Common	12/31/2008	150,000	*	$0.020	$3,000
Common	06/22/2009	10,000		$0.020	$200
Common	06/22/2009	10,000		$0.020	$200
Common	06/29/2009	50,000		$0.020	$1,000
Common	06/29/2009	50,000		$0.020	$1,000
Common	06/29/2009	100,000		$0.020	$2,000
Common	06/29/2009	50,000		$0.020	$1,000
Common	06/29/2009	50,000		$0.020	$1,000
Common	06/29/2009	100,000		$0.020	$2,000
Common	07/22/2009	10,000		$0.020	$200
Common	08/04/2009	100,000		$0.020	$2,000
Common	09/19/2009	10,000		$0.020	$200
Common	10/07/2009	10,000		$0.020	$200
Common	10/07/2009	50,000		$0.020	$1,000
Common	10/07/2009	50,000		$0.020	$1,000
Common	11/19/2009	45,500		$0.020	$910
Common	12/15/2009	20,000		$0.020	$400
Common	02/22/2010	30,000		$0.020	$600
Common	03/16/2010	12,500		$0.020	$250
Common	04/14/2010	100,000		$0.020	$2,000
Common	04/30/2010	125,000		$0.020	$2,500
Common	07/12/2010	1,500,000		$0.113	$0	$0	$200,000	**
Common	08/30/2010	12,500		$0.040	$500
Common	08/30/2010	25,000		$0.040	$1,000
Common	08/23/2010	125,000		$0.040	$5,000
Common	09/03/2010	25,000		$0.040	$1,000
Common	09/03/2010	62,500		$0.040	$2,500
Common	09/03/2010	25,000		$0.040	$1,000
Common	09/03/2010	25,000		$0.040	$1,000
Common	09/03/2010	25,000		$0.040	$1,000
Common	10/05/2010	56,250		$0.040	$2,250
Common	10/05/2010	10,000		$0.040	$400
Common	11/04/2010	150,000		$0.040	$6,000
Common	11/05/2010	25,000		$0.040	$1,000

		5,899,250			$68,241	$0	$200,000	*

*	Shares sold under Reg D. The remaining shares were sold under the Private Placement Memorandum
**	stock issued as part of a service agreement for future services with Cypress Bend Executive Services, LLC. Refer to “Part I – Item 2: Disclosure of Contracted Obligations.”

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

Credex Corporation

By:	/s/ Arunkumar Rajapandy	Date:	June 4, 2012
Arunkumar Rajapandy,
Chief Executive Officer Chief Financial Officer Director

