Form 10-Q
period 2012-06-30
CREDEX CORP
filed 2012-08-14
CIK 1432939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of 10th August 2012 is 5,899,250 shares.

CREDEX CORPORATION

(A Development Stage Company)

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX TO UNAUDITED FINANCIAL STATEMENTS	PAGE

Balance Sheets at June 30, 2012 and December 31, 2011	3

Unaudited Statements of Operations for the three and six months period ended June 30, 2012 and 2011 and for the period from inception, September 2, 2005, through June 30, 2012	4

Unaudited Statements of Stockholders’ Equity for the period from inception, September 2, 2005, through June 30, 2012	5

Unaudited Statements of Cash Flows for the six months periods ended June 30, 2012 and 2011 and for the period from inception, September 2, 2005, through June 30, 2012	6

Notes to Financial Statements	7

Credex Corporation
(A Development Stage Company)
BALANCE SHEETS
June 30, 2012, and December 31, 2011

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS

CURRENT ASSETS:
CASH	$0	$39

TOTAL ASSETS	$0	$39

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
ACCOUNTS PAYABLE	$6689	$450
ACCRUED INTEREST PAYABLE	0	0
NOTES PAYABLE	0	0
STOCKHOLDER LOANS PAYABLE (SEE NOTE F)	0	0
TOTAL CURRENT LIABILITIES	6689	450

STOCKHOLDERS' DEFICIT:
COMMON STOCK, $0.001 PAR VALUE;
100,000,000 AUTHORIZED SHARES, 5,899,250
SHARES ISSUED AND OUTSTANDING AT
JUNE 30, 2012, AND DECEMBER 31, 2011, RESPECTIVELY	5899	5899

ADDITIONAL PAID-IN CAPITAL	295543	295543
LESS UNEARNED CAPITAL (SEE NOTE F)	0	0

ACCUMULATED DEFICIT DURING THE DEVELOPMENT STAGE	(308131)	(301853)

TOTAL STOCKHOLDERS DEFICIT	(6689)	(411)

TOTAL LIABILITIES AND STOCKHOLDERS DEFICIT	$0	$39

The accompanying notes are an integral part of these financial statements.

Credex Corporation
(A Development Stage Company)
STATEMENTS OF OPERATIONS For the Three and Six Months ended June 30, 2012 and 2011
For Period from Inception [September 2, 2005] to June 30, 2012 (Unaudited)

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Cumulative from Inception (September 2, 2005) to June 30, 2012
REVENUE:
FINANCE INCOME	$0	$0	$0	$0	$15417
CONSULTING INCOME	0	0	0	0	8000
TOTAL REVENUE	0	0	0	0	23417

EXPENSES:
TRAVEL	0	0	0	0	6882
OFFICE EXPENSES	0	84	0	674	10027
TELEPHONE	0	54	0	219	2963
PROFESSIONAL FEES (see Note F)	2339	43934	5678	116343	273860
ADVERTISING	0	0	0	0	350
PROTFOLIO PURCHASE	0	0	0	0	21000
SEMINAR	0	0	0	0	1585
STOCK TRANSFER AGENT FEES (see Note F)	500	0	600	0	6850
RENT	0	665	0	2659	6511
TOTAL EXPENSES	2839	44737	6278	119895	330028

OPERATING LOSS	(2839)	(44737)	(6278)	(119895)	(306611)

OTHER INCOME (EXPENSE):
INTEREST INCOME	0	0	0	0	33
INTEREST EXPENSE	0	(242)	0	(302)	(1553)

TOTAL OTHER INCOME (EXPENSE)	0	(242)	0	(302)	(1520)

NET LOSS BEFORE INCOME TAXES	(2839)	(44979)	(6278)	(120197)	(308131)

INCOME TAXES	0	0	0	0	0
NET LOSS	$(2839)	$(44979)	$(6278)	$(120197)	$(308131)

BASIC NET LOSS PER SHARE	$(0.000)	$(0.008)	$(0.001)	$(0.020)
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING (000’S)	5899	5899	5899	5899

The accompanying notes are an integral part of these financial statements.

	Credex Corporation
	(A Development Stage Company)
	STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
	For Periods from Inception [September 2, 2005] to June 30, 2012 (Unaudited)

						Total
	Common Stock		Additional		Development	Stockholders’
			Paid-in	Unearned	Stage	Equity
	Shares	Amount	Capital	Capital	Deficit	(Deficit)

September 2, 2005, Date of Incorporation	0	$0	$0	$0	$0	$0
Shares purchased for cash at $0.001 per share	10000	10	990	0	0	1000

Net loss for year ended December 31, 2005	0	0	0	0	(8397)	(8397)
Balances - December 31, 2005	10000	10	990	0	(8397)	(7397)

Net loss for year ended December 31, 2006	0	0	0	0	(8056)	(8056)
Balances - December 31, 2006	10000	10	990	0	(16453)	(15453)

Stock holders loan used to purchase shares at $0.0072 per share	2490000	2490	15441	0	0	17931

Net loss for year ended December 31, 2007	0	0	0	0	(2087)	(2087)

Balances - December 31, 2007	2500000	2500	16431	0	(18540)	391

Shares issued for cash at $0.02 per share	350000	350	6650	0	0	7000

Net loss for year ended December 31, 2008	0	0	0	0	(7001)	(7001)

Balances - December 31, 2008	2850000	2850	23081	0	(25541)	390

Shares issued for cash at $0.02 per share	715500	715	13595	0	0	14310

Net loss for year ended December 31, 2009	0	0	0	0	(15015)	(15015)

Balances - December 31, 2009	3565500	3565	36676	0	(40556)	(315)

Shares issued for cash at $0.02 per share	267500	268	5082	0	0	5350
Shares issued for cash at $0.04 per share	566250	566	22084	0	0	22650
Shares issued for future services at $0.133 per share (Note F)	1500000	1500	198500	(200000)	0	0
Unearned capital amortized	0	0	0	100000	0	100000

Net loss for year ended December 31, 2010	0	0	0	0	(129577)	(129577)

Balances - December 31, 2010	5899250	5899	262342	(100000)	(170133)	(1892)

Unearned capital amortized	0	0	0	100000	0	100000
Additional capital brought in			33201

Net loss for period ended December 31, 2011	0	0	0	0	(131720)	(131720)

Balances - December 31, 2011	5899250	$5899	295543	$0	$(301853)	$(411)

Net loss for period ended June 30, 2012	0	0	0	0	(6278)	(6278)

Balances - June 30, 2012	5899250	$5899	295543	$0	(308131)	(6689)

The accompanying notes are an integral part of these financial statements.

Credex Corporation
(A Development Stage Company)
STATEMENTS OF CASH FLOWS For the Six Months Ended June 30, 2012 and 2011
For Period from Inception [September 2, 2005] to June 30, 2012 [Unaudited]

			Cumulative from
	Six Months		Inception (September 2, 2005) to
	Ended June 30,		June 30,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(6278)	$(120197)	$(308131)
Add non-cash expenses to Net Loss:
Professional fees from consulting agreement (see Note F)	0	0	0
CHANGES TO ASSETS AND LIABILITIES
Increase (decrease) in accounts payable	6239	9455	6689
Increase (decrease) in stockholder loans payable	0	3300	0
Increase (decrease) in notes payable	0	5000	0
Increase (decrease) in accrued interest payable	0	302	0
NET CASH USED BY OPERATING ACTIVITIES	(39)	(102140)	(301442)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable issued	0	0	0
Proceeds from stockholder loan	0	0	0
Repayment of stockholder loan	0	0	0
Sale of common stock	0	0	5899
Additional Paid in Capital	0	100000	295543
NET CASH PROVIDED BY FINANCING ACTIVITIES	0	100000	301442
NET INCREASE (DECREASE) IN CASH	(39)	(2140)	0
Cash and Cash Equivalents - Beginning	39	2194	0
Cash and Cash Equivalents - Ending	$0	$54	$0

The accompanying notes are an integral part of these financial statements.

CREDEX CORPORATION

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2012 and December 31, 2011

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.	Organization and Purpose

Credex Corporation, (the “Company”) was incorporated in the State of Florida on September 2, 2005. The Company is presently engaged in market research regarding the cost and availability of non-performing credit card portfolios including current market prices for the sales of portfolios deemed non-collectable at the time of sale. The Company is exploring avenues for raising capital in order to put its business plan into effect. The Company has a December 31 year-end. The Company’s principal office is in Las Vegas, Nevada.

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

The Company maintains its cash in a bank deposit account insured by the Federal Deposit Insurance Corporation (FDIC).  As of June 30, 2012 and December 31, 2011, the Company had no balances in excess of federally insured limits.

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

NOTE B — GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s financial position and operating results raise substantial doubt about its ability to continue as a going concern. The Company is in the development stage and has sustained losses of $308,131 since inception. The ability of the Company to continue as a going concern is dependent upon expanding operations and obtaining additional capital and financing. Management’s plan in this regard is to implement the Company’s business plan and to secure additional funds through equity or debt financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The Company’s deferred tax assets as of June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012	December 31, 2011
Deferred tax asset	$ 140,905	$ 138,770
Valuation allowance	(140,905)	(138,770)
Net Deferred Tax Asset	$ 0	$ 0

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

2. Prepare and file documents with the SEC to take the Company public

3. Secure a transfer agent and market maker broker-dealer for the Company’s stock

4. Secure the necessary audits for the required filing documents

5. Provide day-to-day operational management of the Company

In exchange for these services, which the Company anticipates will last for a ten month period, the Company agreed to pay Cypress cash fees of $200,000 as well as provide Cypress with 2,958,625 shares of its stock, which effectively transfers control of the Company to Cypress during this period. Because the consulting services began August 1, 2010, amortization into Professional Fee was $100,000 in 2011 and $100,000 in 2010. Upon receipt of the cash payment of $200,000, Cypress is to return the shares to the Company’s treasury. On November 9, 2011 Cypress forgiven the liability of $200,000 as agreed between the directors and Cypress to make way for new management takeover. [Refer to Note D — Stockholders’ Equity (Deficit)] Also, as part of the contract with Cypress, the Company is responsible for normal operating costs, which Cypress was providing. From 1st January 2012 Cypress is no way responsible or involved in normal operating costs of the company.

During the year ended December 31, 2011, three shareholders of the Company loaned a total of $5,300 for additional funding to assist the Company fund operations. These loans were unsecured, due on demand and bore 12% interest. The notes were repaid during the year ended December 31, 2011. Total interest expense related to these loans was $1,236 for the year ended December 31, 2011. (Refer to Note C — Stockholders’ Loans)

NOTE G — FILING WITH THE U.S. SECURITIES AND EXCHANGE COMMISSION

There are no pending comments on the Company’s SEC filings. The Company filed an S-1 (with amendments) Registration Statement pursuant to the 1933 Act.  This registration became effective April 13, 2011.  The S-1 registered the 2,940,625 shares in the hands of current shareholders (except for Cypress Bend’s shares – refer to Note F – Related Party) for trading.

NOTE H — SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Plan of Operations

As discussed above we have not operated pursuant to our business plan since inception and generated no revenue in the three months and six months ended June 30, 2012 and 2011.

Development stage operating expenditures during the period from inception on September 2, 2005 to June 30, 2012 were $330,028 which consisted primarily of general and administrative expenses related to legal, accounting and other fees related to our formation and this offering.  Our net loss was $2,839 and $44,979 for the three months ended June 30, 2012 and 2011, respectively, and $308,131 net loss from inception through June 30, 2012. The cumulative income to date was $23,450 including finance income of $15,417, consulting income of $8,000 and interest income of $33.

Liquidity and Capital Resources

Our capital resources have been acquired through the sale of shares of our common stock.

At June 30, 2012 and December 31, 2011, we had total assets of $0 and $39, respectively, consisting of cash.

At June 30, 2012 and December 31, 2011, our total liabilities were $6,689 and $450, respectively, consisting of amounts payable. We anticipate taking the following actions during the next 12 months, assuming we receive the required funding:

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

We have no agreement, commitment or understanding to secure any funding from any other source.

Off-Balance Sheet Arrangements

•	We do not have any off balance sheet arrangements.
•	Credex has never been in bankruptcy or receivership. The Company is a new venture.
•	Credex’s executive office is located at 848 Rainbow Blvd, # 2096 Las Vegas, NV 89107. The telephone number is (386) 218-6823, and the fax number is (913) 660-0632.
•	Credex is not operating its business until such time as capital is raised for operations. To date its operation has involved only selling stock to meet expenses.
•	To date its operation has involved only selling stock to meet expenses.

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

In exchange for these services, which the Company anticipated would last for a ten month period and included assisting the Company and its shareholders to move forward as determined for the Company’s best interest, the Company agreed to pay Cypress cash fees of $200,000 as well as provide Cypress with 2,958,625 shares of its stock, which effectively transfers control of the Company to Cypress during this period.  Also, as part of the contract Steven G. Salmond, a member of Cypress Bend was installed as Secretary, Treasurer, CFO and Director of Credex. Because the consulting services began August 1, 2010, amortization into Professional Fees was $100,000 in 2011 and $100,000 in 2010. Upon receipt of the cash payment of $200,000, Cypress is to return the shares to the Company’s treasury.

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

As of June 30, 2012, the Chief Executive and Financial Officers carried out an assessment of the effectiveness of the design and operation of our disclosure controls and procedures and concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2012, because of material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2012 there were no changes in our system of internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

Credex is not involved in any litigation or any material legal proceeding.  No Officer or Director is involved in any litigation or any material legal proceeding.

Item 1A. Risk Factors

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The authorized equity of Credex Corporation consists of 100 million Shares, $.001 par value per share, of which 5,899,250 Shares are issued and outstanding to officers and directors for cash and services rendered from inception (September 2, 2005) through June 30, 2012.

Credex Corporation Sale of Investment

Title of Stock	Date	Shares Issued		Share Price	Amount Paid	Subscribed	Services
Common	09/09/2005	10,000		$0.100	$1,000
Common	10/24/2007	2,240,000		$0.010	$16,131
Common	10/24/2007	250,000		$0.010	$1,800
Common	04/04/2008	50,000	*	$0.020	$1,000
Common	07/07/2008	25,000	*	$0.020	$500
Common	07/28/2008	25,000	*	$0.020	$500
Common	08/16/2008	15,000	*	$0.020	$300
Common	09/06/2008	50,000	*	$0.020	$1,000
Common	09/21/2008	10,000	*	$0.020	$200
Common	10/01/2008	10,000	*	$0.020	$200
Common	10/17/2008	15,000	*	$0.020	$300
Common	12/31/2008	150,000	*	$0.020	$3,000
Common	06/22/2009	10,000		$0.020	$200
Common	06/22/2009	10,000		$0.020	$200
Common	06/29/2009	50,000		$0.020	$1,000
Common	06/29/2009	50,000		$0.020	$1,000
Common	06/29/2009	100,000		$0.020	$2,000
Common	06/29/2009	50,000		$0.020	$1,000
Common	06/29/2009	50,000		$0.020	$1,000
Common	06/29/2009	100,000		$0.020	$2,000
Common	07/22/2009	10,000		$0.020	$200
Common	08/04/2009	100,000		$0.020	$2,000
Common	09/19/2009	10,000		$0.020	$200
Common	10/07/2009	10,000		$0.020	$200
Common	10/07/2009	50,000		$0.020	$1,000
Common	10/07/2009	50,000		$0.020	$1,000
Common	11/19/2009	45,500		$0.020	$910
Common	12/15/2009	20,000		$0.020	$400
Common	02/22/2010	30,000		$0.020	$600
Common	03/16/2010	12,500		$0.020	$250
Common	04/14/2010	100,000		$0.020	$2,000
Common	04/30/2010	125,000		$0.020	$2,500
Common	07/12/2010	1,500,000		$0.113	$0	$0	$200,000	**
Common	08/30/2010	12,500		$0.040	$500
Common	08/30/2010	25,000		$0.040	$1,000
Common	08/23/2010	125,000		$0.040	$5,000
Common	09/03/2010	25,000		$0.040	$1,000
Common	09/03/2010	62,500		$0.040	$2,500
Common	09/03/2010	25,000		$0.040	$1,000
Common	09/03/2010	25,000		$0.040	$1,000
Common	09/03/2010	25,000		$0.040	$1,000
Common	10/05/2010	56,250		$0.040	$2,250
Common	10/05/2010	10,000		$0.040	$400
Common	11/04/2010	150,000		$0.040	$6,000
Common	11/05/2010	25,000		$0.040	$1,000
		5,899,250			$68,241	$0	$200,000	*

*	Shares sold under Reg D. The remaining shares were sold under the Private Placement Memorandum
**	stock issued as part of a service agreement for future services with Cypress Bend Executive Services, LLC. Refer to “Part I – Item 2: Disclosure of Contracted Obligations.”

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

Credex Corporation

By:	/s/ Arunkumar Rajapandy	Date:	August 10, 2012
Arunkumar Rajapandy,
Chief Executive Officer Chief Financial Officer Director

