Form 10-Q
period 2012-09-30
CREDEX CORP
filed 2012-10-10
CIK 1432939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number:  000-54142

Credex Corporation

(Exact name of registrant as specified in its charter)

Florida	16-1731286
(State of Incorporation)	(IRS Employer ID Number)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ yes ☐ no

APPLICABLE TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ yes ☐ no

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 7, 2012 is 5,899,250 shares.

CREDEX CORPORATION

(A Development Stage Company)

1

PART I — FINANCIAL INFORMATION

Credex Corporation
(A Development Stage Company)
BALANCE SHEETS
September 30, 2012 and December 31, 2011 [Unaudited]

	September 30,	December 31,
	2012	2011

ASSETS

CURRENT ASSETS:
CASH	$0	$39

TOTAL ASSETS	$0	$39

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
ACCOUNTS PAYABLE	$7989	$450
ACCRUED INTEREST PAYABLE	0	0
NOTES PAYABLE	0	0
STOCKHOLDER LOANS PAYABLE (SEE NOTE F)	0	0
TOTAL CURRENT LIABILITIES	7989	450

STOCKHOLDERS' DEFICIT:
COMMON STOCK, $0.001 PAR VALUE;
100,000,000 AUTHORIZED SHARES, 5,899,250
SHARES ISSUED AND OUTSTANDING AT
September 30, 2012, AND DECEMBER 31, 2011, RESPECTIVELY	5899	5899

ADDITIONAL PAID-IN CAPITAL	295543	295543
LESS UNEARNED CAPITAL (SEE NOTE F)	0	0

ACCUMULATED DEFICIT DURING THE DEVELOPMENT STAGE	(309431)	(301853)

TOTAL STOCKHOLDERS DEFICIT	(7989)	(411)

TOTAL LIABILITIES AND STOCKHOLDERS DEFICIT	$0	$39

The accompanying notes are an integral part of these financial statements.

Credex Corporation
(A Development Stage Company)
STATEMENTS OF OPERATIONS (Unaudited)
For the Three and Nine Months ended September 30, 2012 and 2011 For Periods from Inception [September 2, 2005] to September 30, 2012

	Three Months Ended September 30 2012	Three Months Ended September 30 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Cumulative from Inception (September 2, 2005) to September 30, 2012
REVENUE:
FINANCE INCOME	$0	$0	$0	$0	$15417
CONSULTING INCOME	0	0	0	0	8000
TOTAL REVENUE	0	0	0	0	23417

EXPENSES:
TRAVEL	0	0	0	0	6882
OFFICE EXPENSES	0	0	0	674	10027
TELEPHONE	0	0	0	219	2963
PROFESSIONAL FEES (see Note F)	1000	5573	6678	121916	274860
ADVERTISING	0	0	0	0	350
PROTFOLIO PURCHASE	0	0	0	0	21000
SEMINAR	0	0	0	0	1585
STOCK TRANSFER AGENT FEES (see Note F)	300	300	900	300	7150
RENT	0	0	0	2659	6511
TOTAL EXPENSES	1300	5873	7578	125768	331328

OPERATING LOSS	(1300)	(5873)	(7578)	(125768)	(307911)

OTHER INCOME (EXPENSE):
INTEREST INCOME	0	0	0	0	33
INTEREST EXPENSE	0	(1251)	0	(1553)	(1553)

TOTAL OTHER INCOME (EXPENSE)	0	(1251)	0	(1553)	(1520)

NET LOSS BEFORE INCOME TAXES	(1300)	(7124)	(7578)	(127321)	(309431)

INCOME TAXES	0	0	0	0	0
NET LOSS	$(1300)	$(7124)	$(7578)	$(127321)	$(309431)

BASIC NET LOSS PER SHARE	$(0.000)	$(0.001)	$(0.001)	$(0.022)
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING (000’S)	5899	5899	5899	5899

The accompanying notes are an integral part of these financial statements.

	Credex Corporation
	(A Development Stage Company)
	STATEMENT OF STOCKHOLDERS’ DEFICIT (Unaudited)
	For Periods from Inception [September 2, 2005] to September 30, 2012

	Common Stock	Additional	Paid-in	Development Unearned	Stage	Total Stockholders’
	Shares	Amount	Capital	Capital	Deficit	(Deficit)

September 2, 2005, Date of Incorporation	0	$0	$0	$0	$0	$0
Shares purchased for cash at $0.001 per share	10000	10	990	0	0	1000

Net loss for year ended December 31, 2005	0	0	0	0	(8397)	(8397)
Balances - December 31, 2005	10000	10	990	0	(8397)	(7397)

Net loss for year ended December 31, 2006	0	0	0	0	(8056)	(8056)
Balances - December 31, 2006	10000	10	990	0	(16453)	(15453)

Stock holders loan used to purchase shares at $0.0072 per share	2490000	2490	15441	0	0	17931

Net loss for year ended December 31, 2007	0	0	0	0	(2087)	(2087)

Balances - December 31, 2007	2500000	2500	16431	0	(18540)	391

Shares issued for cash at $0.02 per share	350000	350	6650	0	0	7000

Net loss for year ended December 31, 2008	0	0	0	0	(7001)	(7001)

Balances - December 31, 2008	2850000	2850	23081	0	(25541)	390

Shares issued for cash at $0.02 per share	715500	715	13595	0	0	14310

Net loss for year ended December 31, 2009	0	0	0	0	(15015)	(15015)

Balances - December 31, 2009	3565500	3565	36676	0	(40556)	(315)

Shares issued for cash at $0.02 per share	267500	268	5082	0	0	5350
Shares issued for cash at $0.04 per share	566250	566	22084	0	0	22650
Shares issued for future services at $0.133 per share (Note F)	1500000	1500	198500	(200000)	0	0
Unearned capital amortized	0	0	0	100000	0	100000

Net loss for year ended December 31, 2010	0	0	0	0	(129577)	(129577)

Balances - December 31, 2010	5899250	5899	262342	(100000)	(170133)	(1892)

Unearned capital amortized	0	0	0	100000	0	100000
Additional capital brought in			33201

Net loss for period ended December 31, 2011	0	0	0	0	(131720)	(131720)

Balances - December 31, 2011	5899250	$5899	295543	$0	$(301853)	$(411)

Net loss for period ended September 30, 2012	0	0	0	0	(7578)	(7578)

Balances - September 30, 2012	5899250	$5899	$295543	$0	$(309431)	$(7989)

The accompanying notes are an integral part of these financial statements.

Credex Corporation
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (Unaudited) For the Nine Months ended September 30, 2012 and 2011
For Periods from Inception [September 2, 2005] to September 30, 2012

			Cumulative from
	Nine Months		Inception (September 2, 2005) to
	Ended September 30		September 30
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(7578)	$(127321)	$(309431)
CHANGES TO ASSETS AND LIABILITIES
Increase (decrease) in accounts payable	7539	13328	7989
Increase (decrease) in stockholder loans payable	0	6300	0
Increase (decrease) in notes payable	0	5000	0
Increase (decrease) in accrued interest payable	0	553	0

NET CASH USED BY OPERATING ACTIVITIES	(39)	(102140)	(301442)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	0	0	5899
Additional Paid in Capital	0	100000	295543

NET CASH PROVIDED BY FINANCING ACTIVITIES	0	100000	301442

NET INCREASE (DECREASE) IN CASH	(39)	(2140)	0

Cash and Cash Equivalents - Beginning	39	2194	0

Cash and Cash Equivalents - Ending	$0	$54	$0

The accompanying notes are an integral part of these financial statements.

CREDEX CORPORATION

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2012 and December 31, 2011

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

The Company maintains its cash in a bank deposit account insured by the Federal Deposit Insurance Corporation (FDIC).  As of September 30, 2012 and December 31, 2011, the Company had no balances in excess of federally insured limits.

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

NOTE B — GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s financial position and operating results raise substantial doubt about its ability to continue as a going concern. The Company is in the development stage and has sustained losses of $309,431 since inception. The ability of the Company to continue as a going concern is dependent upon expanding operations and obtaining additional capital and financing. Management’s plan in this regard is to implement the Company’s business plan and to secure additional funds through equity or debt financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE D — STOCKHOLDERS’ DEFICIT

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

The Company’s deferred tax assets as of September 30, 2012 and December 31, 2011 were as follows:

	2012	2011
Deferred tax asset	$141,340	$138,770
Valuation allowance	(141,340)	(138,770)
Net Deferred Tax Asset	$0	$0

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

2. Prepare and file documents with the SEC to take the Company public

3. Secure a transfer agent and market maker broker-dealer for the Company’s stock

4. Secure the necessary audits for the required filing documents

5. Provide day-to-day operational management of the Company

In exchange for these services, which the Company anticipates will last for a ten month period, the Company agreed to pay Cypress cash fees of $200,000 as well as provide Cypress with 2,958,625 shares of its stock, which effectively transfers control of the Company to Cypress during this period. Because the consulting services began August 1, 2010, amortization into Professional Fee was $100,000 in 2011 and $100,000 in 2010. Upon receipt of the cash payment of $200,000, Cypress is to return the shares to the Company’s treasury. On November 9, 2011 Cypress forgiven the liability of $200,000 as agreed between the directors and Cypress to make way for new management takeover. [Refer to Note D — Stockholders’ (Deficit] Also, as part of the contract with Cypress, the Company is responsible for normal operating costs, which Cypress was providing. From 1st January 2012 Cypress is no way responsible or involved in normal operating costs of the company.

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

NOTE H — SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Plan of Operations

As discussed above we have not operated pursuant to our business plan since inception and generated no revenue in the three months and nine months ended September 30, 2012 and 2011.

Development stage operating expenditures during the period from inception on September 2, 2005 to September 30, 2012 were $331,328 which consisted primarily of general and administrative expenses related to legal, accounting and other fees related to our formation and this offering.  Our net loss was $1,300 and $7,124 for the three months ended September 30, 2012 and 2011, respectively, and $309,431 net loss from inception through September 30, 2012. The cumulative income to date was $23,450 including finance income of $15,417, consulting income of $8,000 and interest income of $33.

Liquidity and Capital Resources

Our capital resources have been acquired through the sale of shares of our common stock.

At September 30, 2012 and December 31, 2011, we had total assets of $0 and $39, respectively, consisting of cash.

At September 30, 2012 and December 31, 2011, our total liabilities were $7,989 and $450, respectively, consisting of amounts payable. We anticipate taking the following actions during the next 12 months, assuming we receive the required funding:

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

As of September 30, 2012, the Chief Executive and Financial Officers carried out an assessment of the effectiveness of the design and operation of our disclosure controls and procedures and concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2012, because of material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2012 there were no changes in our system of internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

Credex is not involved in any litigation or any material legal proceeding.  No Officer or Director is involved in any litigation or any material legal proceeding.

Item 1A. Risk Factors

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The authorized equity of Credex Corporation consists of 100 million Shares, $.001 par value per share, of which 5,899,250 Shares are issued and outstanding to officers and directors for cash and services rendered from inception (September 2, 2005) through September 30, 2012.

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

Credex Corporation

By:	/s/ Arunkumar Rajapandy	Date:	October 8, 2012
Arunkumar Rajapandy,
Chief Executive Officer Chief Financial Officer Director

