Form 10-K
period 2012-12-31
CREDEX CORP
filed 2013-04-01
CIK 1432939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-54142

CREDEX CORPORATION

(Exact name of registrant as specified in its charter)

Florida	16-1731286
(State of Incorporation)	(IRS Employer ID Number)

848 Rainbow Blvd, # 2096 Las Vegas, NV 89107

(Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code (913) 660-0632

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock (Without par value)

Rights to purchase Preferred Stock

_________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  [_]    No  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  [_]    No  [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [X]    No  [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  [X]    No  [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  [X]    No  [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]

Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  [X]    No  [_]

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  [_]    No  [_]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of March 29, 2013 is 5,899,250 shares.

DOCUMENTS INCORPORATED BY REFERENCE

NONE.

 PART I

PART II

PART III

PART IV

Item 15.	Exhibits, Financial Statement Schedules	18
	Signatures	19

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

PART I

Item 1. Business.

The Company

CREDEX CORPORATION, a Florida corporation was formed on September 2, 2005, hereinafter referred to as the ("Company"), was formed for the purpose of raising the necessary funds for purchasing, servicing, managing and reselling of non-performing (defaulted) unsecured credit card debt portfolios to be acquired from financial institutions and distressed debt wholesalers. Since its inception, the Company, on a limited basis, has derived minimal income from the purchase collection and resale of a portfolio of non-performing credit card debt. The Company has had minimal revenues to date. It has an accumulated deficit of $309,281. When adequate funds become available, the Company will direct its full attention to the purchase and management of portfolios of non-performing credit card debt.

The Company has attempted to raise funds for its stated purpose by two different methods previously. 1) The Company has attempted to attract private placement investment by discussions with individual potential investors. The Company sold some of its stock through its own effort to various individuals. These sales were pursuant to a private placement memorandum and not part of a public solicitation or public offering. . 2) The Company has tried to sell its stock with the use of Regulation D, Rule 506. This was unsuccessful. The Reg D closed on December 31, 2008. Although the Company was formed on September 2, 2005, it did not develop its business plan until 2008. The Company has diligently striven to raise equity capital. It has not yet implemented its plan nor begun operations because it has not yet been successful in raising the equity capital necessary to implement the plan.

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

Number of Employees

The Company intends to operate for the foreseeable future without employees. Arun Kumar is the sole director of the company.

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

MILESTONES

We estimate that, if a market develops, we hope to raise $250,000.

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

Purchase portfolio(s) We estimate this to take 1 month.

Collection efforts begin.

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

IF IT IS NOT SUCCESSFUL IN SELLING ITS SHARES, WHEN OFFERED, CREDEX MAY GO OUT OF BUSINESS.

When it offers its shares for sale to the public, Credex may be unsuccessful because it has no operations, it has no public market for its shares, and it has not implemented its business plan .

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

BECAUSE OF DEPENDENCE ON KEY PERSONNEL, CREDEX MAY GO OUT OF BUSINESS.

The Company has been significantly dependent on the services of Arunkumar Rajapandy, President/CEO . In the future, the Company will be dependent upon services and outside consultants in distressed debt purchasing, managing and re-selling and any future employees of the Company for the continued development of the Company’s services.

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

THERE IS LIMITED LIQUIDITY ON THE BULLETIN BOARDS WHICH LIMITS THE POTENTIAL MARKET FOR ITS STOCK.

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

Item 1B. Unresolved Staff Comments.

As of December 2012, there are no unresolved Staff Comments

Item 2. Properties.

The company now operates from 848 Rainbow Blvd, # 2096, Las Vegas, NV 89107

Item 3. Legal Proceedings.

Credex is not involved in any litigation or any material legal proceeding. No Officer or Director is involved in any litigation or any material legal proceeding.

Item 4. Mine Safety Disclosures.

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Holders

As of March 8th , 2013, the Company has approximately 40 holders of record of its common stock.

Dividends

The Company has never declared or paid any cash dividends on its common stock nor does the Company anticipate paying any in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans:

The Company does not have any equity compensation plans.

Performance Graph: Not Applicable

Recent Sales of Unregistered Securities

The authorized equity of Credex Corporation consists of 100 million Shares, $.001 par value per share, of which 5,899,250 shares are issued and outstanding to officers, directors and private individuals for cash and services rendered from inception (September 2, 2005) through December 31, 2012 .

The sale of all of this unregistered stock was not pursuant to any public offering. The stock was not advertised in any media. No solicitation in any form was made to the general public.

Such shares were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities.

Item 6. Selected Financial Data.

The Index to Financial Statements and Schedules appears on page F-1 .

The Report of Independent Registered Public Accounting Firm appears on page F-2, and the Financial Statements and Notes to Financial Statements appear beginning on page F-3.

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

Plan of Operations

As discussed above we have not yet operated pursuant to our business plan. We have generated no revenue in 2011 or 2012.

Development stage operating expenditures during the period from inception on September 2, 2005 to December 31, 2012 were $331,178 which consisted primarily of general and administrative expenses related to legal, accounting and other fees related to our formation and public statement filings with cumulative income from inception to December 31, 2012 of $23,417 including finance income of $15,417 and consulting income of $8,000. Our net loss was $7,428 and $131,720 for the years ended December 31, 2012 and 2011, respectively and $309,281 from inception to December 31, 2012.

Liquidity and Capital Resources

Our capital resources have been acquired through the sale of shares of our common stock and loans from shareholders and third parties.

At December 31, 2012 and 2011, we had total assets of $2,000 and $39 respectively, consisting of prepaid expenses and cash.

At December 31, 2012 and 2011, our total liabilities were $9,839 and $450, respectively consisting primarily of accounts payable and shareholder loans.

During the year ended December 31, 2011, three shareholder of the Company loaned a total of $5,300 for additional funding to assist the Company fund operations. These loans were unsecured, due on demand and bore 12% interest. The notes were repaid during the year ended December 31, 2011. Total interest expense related to these loans was $1,236 for the year ended December 31, 2011. For the year ended December 31, 2012, a shareholder loaned the Company $7,700. The loans are unsecured, non-interest bearing and due on demand. The Company will probably be required to obtain additional interim financing for the costs of audit, transfer fees, and other operating expenses.

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

Continue to look for merger candidates .

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

Office

Credex’s executive office is located at 848 Rainbow Blvd, # 2096 Las Vegas, NV 89107. The telephone number is (913) 660-0632.

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

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Credex Corporation

Las Vegas, Nevada

We have audited the accompanying balance sheets of Credex Corporation (“Company”) as of December 31, 2012 and 2011, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended and the period from September 2, 2005 (Date of Inception) through December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Credex Corporation as of December 31, 2012 and 2011 and the results of its operations and its cash flows for the years then ended and the period from September 2, 2005 (Date of Inception) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has a working capital deficit, has received no revenue from sales of products or services, and has incurred losses from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note B. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan

February 23, 2013

Credex Corporation
(A Development Stage Company)
BALANCE SHEETS
December 31, 2012 and 2011

	2012	2011
ASSETS

CURRENT ASSETS
Cash	$0	$39
Prepaid expenses	2,000	0
Total Assets	$2,000	$39

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$2,139	$450
Stockholder loans payable	7,700	0
Total Liabilities	9,839	450

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value;
100,000,000 authorized shares, 5,899,250
shares issued and outstanding at December 31, 2012 and 2011	5,899	5,899
Additional paid-in capital	295,543	295,543
Accumulated deficit during the development stage	(309,281)	(301,853)
Total Stockholders' Deficit	(7,839)	(411)

Total Liabilities and Stockholders' Deficit	$2,000	$39

The accompanying notes are an integral part of these financial statements.

Credex Corporation
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2012 and 2011
For Periods from Inception [September 2, 2005] to December 31, 2012
	For the Year Ended December 31 2012	For the Year Ended December 31 2011	Cumulative from Inception to December 31, 2012

REVENUE
Finance income	$0	$0	$15,417
Consulting income	0	0	8,000
TOTAL REVENUE	0	0	23,417

OPERATING EXPENSES
Travel	0	0	6,882
Office expenses	0	1,248	10,027
Telephone	0	219	2,963
Professional fees	7,078	125,291	275,260
Advertising	0	0	350
Portfolio purchase	0	0	21,000
Seminar	0	0	1,585
Stock transfer agent fees	350	750	6,600
Rent	0	2,659	6,511
TOTAL OPERATING EXPENSES	7,428	130,167	331,178

LOSS FROM OPERATIONS	(7,428)	(130,167)	(307,761)

OTHER INCOME (EXPENSE)
Interest income	0	0	33
Interest expense	0	(1,553)	(1,553)
TOTAL OTHER INCOME (EXPENSE)	0	(1,553)	(1,520)

LOSS BEFORE PROVISIONFOR INCOME TAXES	(7,428)	(131,720)	(309,281)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(7,428)	$(131,720)	$(309,281)

Net Loss Per Share: Basic and Diluted	$(0.00)	$(0.02)

Weighted average number of shares outstanding	5,899,250	5,899,250

The accompanying notes are an integral part of these financial statements.

Credex Corporation
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For Periods from Inception [September 2, 2005] to December 31, 2012

	Common Stock		Additional Paid-in	Unearned	Deficit Accumulated During the Development	Total Stockholders’ Equity
	Shares	Amount	Capital	Capital	Stage	(Deficit)
September 2, 2005, Date of Incorporation	0	$0	$0	$0	$0	$0

Shares purchased for cash at $0.001 per share	10,000	10	990	0	0	1,000

Net loss for year ended December 31, 2005	0	0	0	0	(8,397)	(8,397)
Balances - December 31, 2005	10,000	10	990	0	(8,397)	(7,397)

Net loss for year ended December 31, 2006	0	0	0	0	(8,056)	(8,056)
Balances - December 31, 2006	10,000	10	990	0	(16,453)	(15,453)

Stock holders loan used to purchase shares at $0.0072 per share	2,490,000	2,490	15,441	0	0	17,931

Net loss for year ended December 31, 2007	0	0	0	0	(2,087)	(2,087)

Balances - December 31, 2007	2,500,000	2,500	16,431	0	(18,540)	391

Shares issued for cash at $0.02 per share	350,000	350	6,650	0	0	7,000

Net loss for year ended December 31, 2008	0	0	0	0	(7,001)	(7,001)

Balances - December 31, 2008	2,850,000	2,850	23,081	0	(25,541)	390

Shares issued for cash at $0.02 per share	715,500	715	13,595	0	0	14,310

Net loss for year ended December 31, 2009	0	0	0	0	(15,015)	(15,015)

Balances - December 31, 2009	3,565,500	3,565	36,676	0	(40,556)	(315)

Shares issued for cash at $0.02 per share	267,500	268	5,082	0	0	5,350

Shares issued for cash at $0.04 per share	566,250	566	22,084	0	0	22,650

Shares issued for future services at $0.133 per share	1,500,000	1,500	198,500	(200,000)	0	0

Amortization of unearned capital	0	0	0	100,000	0	100,000

Net loss for year ended December 31, 2010	0	0	0	0	(129,577)	(129,577)
Balances - December 31, 2010	5,899,250	5,899	262,342	(100,000)	(170,133)	(1,892)
Amortization of unearned capital	0	0	0	100,000	0	100,000
Forgiveness of stockholder debt	0	0	33,201	0	0	33,201

Net loss for period ended December 31, 2011	0	0	0	0	(131,720)	(131,720)

Balances - December 31, 2011	5,899,250	5,899	295,543	0	(301,853)	(411)
Net loss for period ended December 31, 2012	0	0	0	0	(7,428)	(7,428)

Balances - December 31, 2012	5,899,250	$5,899	$295,543	$0	$(309,281)	$(7,839)

The accompanying notes are an integral part of these financial statements.

Credex Corporation
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2012 and 2011
For Periods from Inception [September 2, 2005] to December 31, 2012

	Year ended December 31, 2012	Year ended December 31, 2011	Cumulative from Inception to December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(7,428)	$(131,720)	$(309,281)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of stock issued for services	0	100,000	200,000
Changes to assets and liabilities:
(Increase) in prepaid expenses	(2,000)	0	(2,000)
Increase in accounts payable	1,689	29,565	2,139
Net Cash Used by Operating Activities	(7,739)	(2,155)	(109,142)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stockholder loans	7,700	5,300	46,201
Repayments of stockholder loans	0	(5,300)	(5,300)
Proceeds from notes payable	0	5,000	5,000
Repayments of notes payable	0	(5,000)	(5,000)
Proceeds from the sale of common stock	0	0	68,241
Net Cash Provided by Financing Activities	7,700	0	109,142

Net Decrease in Cash and Cash Equivalents	(39)	(2,155)	0

Cash and Cash Equivalents - Beginning	39	2,194	0

Cash and Cash Equivalents - Ending	$0	$39	$0

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$0	$1,553	$1,553
Cash paid for income taxes	$0	$0	$0

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Stock issued for future services	$0	$0	$200,000
Forgiveness of shareholder debt	$0	$33,201	$33,201

The accompanying notes are an integral part of these financial statements.

CREDEX CORPORATION

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Financial Instruments

Financial instruments consist of prepaid expenses, accounts payable and shareholder loans. The carrying amount of financial instruments approximates fair value due to short-term maturities and market interest rates.

CREDEX CORPORATION

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassifications

Certain accounts and financial statement captions in the prior periods have been reclassified to conform to the current period financial statements.

Advertising

The Company expenses advertising and promotions costs as they are incurred. Advertising expenses were $0 for the years ended December 31, 2012 and 2011.

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

CREDEX CORPORATION

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE B – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s financial position and operating results raise substantial doubt about its ability to continue as a going concern. The Company is in the development stage and has sustained losses of $309,281 since inception. The ability of the Company to continue as a going concern is dependent upon expanding operations and obtaining additional capital and financing. Management’s plan in this regard is to implement the Company’s business plan and to secure additional funds through equity or debt financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

DECEMBER 31, 2012 AND 2011

NOTE D – STOCKHOLDER LOANS PAYABLE

During the year ended December 31, 2011, three shareholder of the Company loaned a total of $5,300 to help fund operations. These loans were unsecured, due on demand and bore 12% interest. The notes were repaid during the year ended December 31, 2011. Total interest expense related to these loans was $1,236 for the year ended December 31, 2011.

During the year ended December 31, 2012, the Company received loans from a shareholder totaling $7,700. The loans are unsecured, non-interest bearing and due on demand. The balance due to the shareholder was $7,700 as of December 31, 2012.

NOTE E – CAPITAL STOCK

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
2,333,750

During the year ended December 31, 2011, shareholders of the Company agreed to forgive $33,201 of debt. The amount was recorded as contributed capital.

There were no shares of common stock issued during the year ended December 31, 2012.

As of December 31, 2012, there were 5,899,250 shares of common stock issued and outstanding.

NOTE F – COMMITMENTS

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge. There is no obligation for the officer to continue this arrangement. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE G – INCOME TAXES

For the year ended December 31, 2012, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $309,281 at October 31, 2012, and will expire beginning in the year 2025.

CREDEX CORPORATION

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE G – INCOME TAXES (CONTINUED)

The provision for Federal income tax consists of the following at December 31, 2012 and 2011:

	2012	2011
Federal income tax attributable to:
Current Operations	$2,526	$44,785
Less: valuation allowance	(2,526)	(44,785)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of December 31, 2012 and 2011:

	2012	2011
Deferred tax asset attributable to:
Net operating loss carryover	$105,156	$102,630
Less: valuation allowance	(105,156)	(102,630)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $309,281 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE H - RELATED PARTY TRANSACTIONS

A shareholder of the Company, Globex Transfer, LLC, a stock transfer agent, was engaged in November 2010 to provide stock transfer services. As of December 31, 2012, expenses towards stock transfer agent fee of $800 were included in the outstanding balance payable of $2,139. As of December 31, 2012, $7,700 was due to Service Merchant Corp, a related party who has paid for audit fees and professional fees for the year 2012.

On July 9, 2010, the Company entered into an agreement for services with Cypress, a related party, whereby Cypress acts as consultant to the Company.

In exchange for these services, which the Company anticipates will last for a ten month period, the Company agreed to pay Cypress cash fees of $200,000 as well as provide Cypress with 2,958,625 shares of its stock, which effectively transfers control of the Company to Cypress during this period. Because the consulting services began August 1, 2010, amortization into professional fees was $100,000 in 2011 and $100,000 in 2010. Upon receipt of the cash payment of $200,000, Cypress is to return the shares to the Company’s treasury. On November 9, 2011 Cypress agreed to cancel the portion of the agreement to return the shares in exchange for $200,000 as agreed between the directors and Cypress to make way for new management takeover.

During the year ended December 31, 2011, three shareholder of the Company loaned a total of $5,300 to help fund operations. These loans were unsecured, due on demand and bore 12% interest. The notes were repaid during the year ended December 31, 2011. Total interest expense related to these loans was $1,236 for the year ended December 31, 2011.

CREDEX CORPORATION

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE H - RELATED PARTY TRANSACTIONS (CONTINUED)

During the year ended December 31, 2012, the Company received loans from a shareholder totaling $7,700. The loans are unsecured, non-interest bearing and due on demand. The balance due to the shareholder was $7,700 as of December 31, 2012.

NOTE I – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are none.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company handles all aspects of the company.

 Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of December 31, 2012  due to the Company’s small size and a lack of segregation of duties.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2012 that have materially impacted, or are reasonably likely to materially impact, the Company’s internal control over financial reporting.

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

Management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2012 and determined that controls are ineffective due to the Coampany’s small size and lack of segregation of duties.

14

This annual report does not include an attestation report by our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only our management report in this annual report.

Item 9B. Other Information.

None.

Part III

Item 10. Directors, Executive Offices and Corporate Governance

Identification of Directors:

Name	Position Held with Company	Elected
Arunkumar Rajapandy	CEO, CFO, Director	January 23, 2012

Directors are elected by the shareholders at each annual meeting.

Identification of Officers:

Name	Position Held with Company	Elected
Arunkumar Rajapandy	CEO, CFO, Director	January 23, 2012

* Arunkumar Rajapandy is the Chief Financial Officer and Director of the Company from his appointment on Jauarary 23, 2012. His responsibilities included oversight over internal controls, financial reporting and compliance with state and federal laws.

Officers of the Company serve at the will of the Board of Directors. Presently the Company has no employment contract with any of its officers.

15

Item 11. Executive Compensation

Description	Name (1)	Name (2)	Name (3)	Name (4)	Name (5)	Name(6)
Name and Principal	Arunkumar	Denise	Julie Ann	Steven G.	James	H.Richard
Position (a)	Rajapandy	Leonardo	Goodwin	Salmond	BashaW	R.Cook

Year (b)	2011	2011	2011	2011	2011	2011
Salary ($) (c)	$0	$0	$0	$0	$0	$0
Bonus ($) (d)	0	0	0	0	0	0
Stock Awards ($) (e)	0	0	0	0	0	0
Option Awards ($) (f)	0	0	0	0	0	0
Non-equity Incentive Plan Compensation ($) (g)	0	0	0	0	0	0
Change in pension value and Non-Qualified deferred compensation earnings ($) (h)	0	0	0	0	0	0
All other compensation ($) (i)	0	0	0	0	0	0
Total ($) (j)	$0	$0	$0	$0	$0	$0

Year (b)	2012	2012	2012	2012	2012	2012
Salary ($) (c)	$0	$0	$0	$0	$0	$0
Bonus ($) (d)	0	0	0	0	0	0
Stock Awards ($) (e)	0	0	0	0	0	0
Option Awards ($) (f)	0	0	0	0	0	0
Non-equity Incentive Plan Compensation ($) (g)	0	0	0	0	0	0
Change in pension value and Non-Qualified deferred compensation earnings ($) (h)	0	0	0	0	0	0
All other compensation ($) (i)	0	0	0	0	0	0
Total ($) (j)	$0	$0	$0	$0	$0	$0

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

16

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table contains information as of the date of this filing as to the beneficial ownership of shares of common Stock of the Company of each person who was the beneficial owner of five (5%) percent or more of the outstanding shares of the Company.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Title of Class	Name and Address of	Amount of shares held	Percent
	Beneficial Owner	by Beneficial Owner
Common stock	Service Merchants Corp	2,958,625	50.15%
	848 Rainbow Blvd, # 2096
	Las Vegas, NV 89107

Common stock	Janine Weller	350,000	5.93%
	415 Macopin Road
	West Milford, NJ 07480

Common stock	Renay Bashaw Werman	350,000	5.93%
	100 Highland Acres Drive
	Dingmans Ferry, PA 18328

Common stock	Denise Leonardo	300,000	5.09%
	9266 Keating Drive
	Palm Beach Gardens, FL 33410

Common stock	Julie Ann Goodwin	253,100	4.29%
	232 Trickey Pond Road
	Naples, ME 04055

The following table contains information as of the date of this filing as to the beneficial ownership of shares of common stock of the Company, as well as all persons as a group who were then officers and directors of the Company.

SECURITY OWNERSHIP OF MANAGEMENT

Title of Class	Name and Address	Shares	Percent

Common stock	Arunkumar Rajapandy	0	0%

Common stock	Officers and Directors as a group	0	0%

See also "Item 13 Certain Relationships and Related Transactions, and Director Independence."

17

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

Item 14. Principal Accounting Fees and Services

In 2012, the Company engaged Silberstein Ungar, PLLC to audit its 2011 financial statements and fees to Silberstein Ungar, PLLC were $3,300. For the year ended December 31, 2012, professional fees paid to Silberstein Ungar PLLC was $ 4,400 for its annual audit and quarterly reviews.

Part IV

Item 15. Exhibits, Financial Statement Schedules

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
18

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 29, 2013

Credex Corporation

By:	/s/ Arunkumar Rajapandy
Arunkumar Rajapandy Chief Executive Officer Chief Financial Officer Director

19