Form 10-Q
period 2013-03-31
CREDEX CORP
filed 2013-05-07
CIK 1432939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [x]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [x]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[x] No[ ]

APPLICABLE TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes[ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 2, 2013 is 5,899,250 shares.

CREDEX CORPORATION

(A Development Stage Company)

1

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX TO UNAUDITED FINANCIAL STATEMENTS	PAGE

Balance Sheets at March 31, 2013 and December 31, 2012	F-2

Unaudited Statements of Operations for the three month periods ended March 31, 2013 and 2012 and for the period from inception, September 2, 2005, through March 31, 2013	F-3

Unaudited Statements of Stockholders’ Deficit for the period from inception, September 2, 2005, through March 31, 2013	F-4

Unaudited Statements of Cash Flows for the three month periods ended March 31, 2013 and 2012 and for the period from inception, September 2, 2005, through March 31, 2013	F-5

Notes to Financial Statements	F-6

Credex Corporation
(A Development Stage Company)
BALANCE SHEETS
March 31, 2013 and December 31, 2012 (Unaudited)

	March 31,	December 31,
	2013	2012

ASSETS
CURRENT ASSETS:
Cash	$—	$—
Prepaid Expenses	—	2,000
Total Assets	$—	$2,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$3,739	$2,139
Stockholder loans payable	7,700	7,700
Total Liabilities	11,439	9,839

STOCKHOLDERS' DEFICIT:
Common stock, $0.001 par value;
100,000,000 authorized shares, 5,899,250
shares issued and outstanding at
March 31, 2013, and December 31, 2012, respectively	5,899	5,899
Additional paid-in capital	295,543	295,543
Accumulated deficit during the development stage	(312,881)	(309,281)
Total Stockholders' Deficit	(11,439)	(7,839)

Total Liabilities and Stockholders' Deficit	$—	$2,000

The accompanying notes are an integral part of these financial statements.

Credex Corporation
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the Three Months ended March 31, 2013 and 2012
For Periods from Inception (September 2, 2005) to March 31, 2013 (Unaudited)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Cumulative from Inception to March 31, 2013

REVENUE:
Finance income	$—	$—	$15,417
Consulting income	—	—	8,000
TOTAL REVENUE	—	—	23,417
OPERATING EXPENSES:
Travel	—	—	6,882
Office expenses	—	—	10,027
Telephone	—	—	2,963
Professional fees	3,300	3,339	278,560
Advertising	—	—	350
Portfolio purchase	—	—	21,000
Seminar	—	—	1,585
Stock transfer agent fees	300	100	6,900
Rent	—	—	6,511
TOTAL OPERATING EXPENSES	3,600	3,439	334,778

LOSS FROM OPERATIONS	(3,600)	(3,439)	(311,361)
OTHER INCOME (EXPENSE):
Interest income	—	—	33
Interest expense	—	—	(1,553)
TOTAL OTHER INCOME (EXPENSE)	—	—	(1,520)

LOSS BEFORE PROVISION FOR INCOME TAXES	(3,600)	(3,439)	(312,881)
PROVISION FOR INCOME TAXES	—	—	—
NET LOSS	$(3,600)	$(3,439)	$(312,881)

Net Loss Per Share: Basic and Diluted	$(0.001)	$(0.001)

Weighted average number of shares outstanding	5,899,250	5,899,250

The accompanying notes are an integral part of these financial statements.

Credex Corporation
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ DEFICIT
For Periods from Inception (September 2, 2005) to March 31, 2013 (Unaudited)

	Common Stock		Additional		Development	Total
			Paid-in	Unearned	Stage	Stockholders’
	Shares	Amount	Capital	Capital	Deficit	Deficit

September 2, 2005, Date of Incorporation	—	$—	$—	$—	$—	$—
Shares purchased for cash at $0.001 per share	10,000	10	990	—	—	1,000

Net loss for year ended December 31, 2005	—	—	—	—	(8,397)	(8,397)
Balances - December 31, 2005	10,000	10	990	—	(8,397)	(7,397)

Net loss for year ended December 31, 2006	—	—	—	—	(8,056)	(8,056)
Balances - December 31, 2006	10,000	10	990	—	(16,453)	(15,453)

Stock holders loan used to purchase shares at $0.0072 per share	2,490,000	2,490	15,441	—	—	17,931

Net loss for year ended December 31, 2007	—	—	—	—	(2,087)	(2,087)

Balances - December 31, 2007	2,500,000	2,500	16,431	—	(18,540)	391

Shares issued for cash at $0.02 per share	350,000	350	6,650	—	—	7,000

Net loss for year ended December 31, 2008	—	—	—	—	(7,001)	(7,001)

Balances - December 31, 2008	2,850,000	2,850	23,081	—	(25,541)	390

Shares issued for cash at $0.02 per share	715,500	715	13,595	—	—	14,310

Net loss for year ended December 31, 2009	—	—	—	—	(15,015)	(15,015)

Balances - December 31, 2009	3,565,500	3,565	36,676	—	(40,556)	(315)

Shares issued for cash at $0.02 per share	267,500	268	5,082	—	—	5,350
Shares issued for cash at $0.04 per share	566,250	566	22,084	—	—	22,650
Shares issued for future services at $0.133 per share	1,500,000	1,500	198,500	(200,000)	—	—
Unearned capital amortized	—	—	—	100,000	—	100,000

Net loss for year ended December 31, 2010	—	—	—	—	(129,577)	(129,577)

Balances - December 31, 2010	5,899,250	5,899	262,342	(100,000)	(170,133)	(1,892)

Unearned capital amortized	—	—	—	100,000	—	100,000
Additional capital brought in	—	—	33,201	—	—	33,201

Net loss for period ended December 31, 2011	—	—	—	—	(131,720)	(131,720)

Balances - December 31, 2011	5,899,250	5,899	295,543	—	(301,853)	(411)

Net loss for period ended December 31, 2012	—	—	—	—	(7,428)	(7,428)

Balances - December 31, 2012	5,899,250	5,899	295,543	—	(309,281)	(7,839)

Net loss for period ended March 31, 2013	—	—	—	—	(3,600)	(3,600)

Balances - March 31, 2013	5,899,250	$5,899	$295,543	$—	$(312,881)	$(11,439)

The accompanying notes are an integral part of these financial statements.

Credex Corporation
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Three Months ended March 31, 2013 and 2012
For Periods from Inception (September 2, 2005) to March 31, 2013 (Unaudited)

			Cumulative from
	Three Months Ended March 31,		Inception (September 2, 2005) to
			March 31,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(3,600)	$(3,439)	$(312,881)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of stock issued for services	—	—	200,000
CHANGES TO ASSETS AND LIABILITIES
(Increase) decrease in prepaid expenses	2,000	—	—
Increase (decrease) in accounts payable	1,600	3,400	3,739

NET CASH USED BY OPERATING ACTIVITIES	—	(39)	(109,142)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholder loan	—	—	46,201
Repayments of stockholder loan	—	—	(5,300)
Proceeds fron notes payable	—	—	5,000
Repayments of notes payable	—	—	(5,000)
Proceeds from sale of common stock	—	—	68,241

NET CASH PROVIDED BY FINANCING ACTIVITIES	—	—	109,142

NET INCREASE (DECREASE) IN CASH	—	(39)	—

Cash and Cash Equivalents - Beginning	—	39	—

Cash and Cash Equivalents - Ending	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

CREDEX CORPORATION

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2013

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

CREDEX CORPORATION

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2013

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Advertising

The Company expenses advertising and promotions costs as they are incurred. Advertising expenses were $0 for the three months ended March 31, 2013 and 2012.

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

NOTE B – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s financial position and operating results raise substantial doubt about its ability to continue as a going concern. The Company is in the development stage and has sustained losses of $312,881 since inception. The ability of the Company to continue as a going concern is dependent upon expanding operations and obtaining additional capital and financing. Management’s plan in this regard is to implement the Company’s business plan and to secure additional funds through equity or debt financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

CREDEX CORPORATION

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2013

NOTE C – STOCKHOLDER LOANS PAYABLE

During the year ended December 31, 2012, the Company received loans from a shareholder totaling $7,700. The loans are unsecured, non-interest bearing and due on demand. The balance due to the shareholder was $7,700 as of March 31, 2013.

NOTE D – CAPITAL STOCK

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

There were no shares of common stock issued during the period ended March 31, 2013.

As of March 31, 2013, there were 5,899,250 shares of common stock issued and outstanding.

NOTE E – COMMITMENTS

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

NOTE F – INCOME TAXES

For the periods ended March 31, 2013, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $312,881 at March 31, 2013, and will expire beginning in the year 2025.

CREDEX CORPORATION

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2013

NOTE F – INCOME TAXES (CONTINUED)

The provision for Federal income tax consists of the following for the three months ended March 31, 2013 and 2012:

	2013	2012
Federal income tax attributable to:
Current Operations	$1,224	$1,169
Less: valuation allowance	(1,224)	(1,169)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Deferred tax asset attributable to:
Net operating loss carryover	$106,380	$105,156
Less: valuation allowance	(106,380)	(105,156)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $312,881 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE G - RELATED PARTY TRANSACTIONS

A shareholder of the Company, Globex Transfer, LLC, a stock transfer agent, was engaged in November 2010 to provide stock transfer services. As of March 31, 2013, expenses towards stock transfer agent fee of $100 were included in the outstanding balance payable of $3,739. As of March 31, 2013, $7,700 was due to Service Merchant Corp, a related party who has paid for audit fees and professional fees for the year 2012.

CREDEX CORPORATION

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2013

NOTE G - RELATED PARTY TRANSACTIONS (CONTINUED)

During the year ended December 31, 2012, the Company received loans from a shareholder totaling $7,700. The loans are unsecured, non-interest bearing and due on demand. The balance due to the shareholder was $7,700 as of March 31, 2013.

NOTE H – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Plan of Operations

As discussed above we have not yet operated pursuant to our business plan. We generated no revenue for the three months ended March 31, 2013 and 2012.

Development stage operating expenditures during the period from inception on September 2, 2005 to March 31, 2013 were $334,778 which consisted primarily of general and administrative expenses related to legal, accounting and other fees related to our formation and public statement filings with cumulative income from inception to March 31, 2013 of $23,417 including finance income of $15,417 and consulting income of $8,000. Our net loss was $3,600 and $3,439 for the three months ended March 31, 2013 and 2012, respectively and $312,881 from inception to March 31, 2013.

Liquidity and Capital Resources

Our capital resources have been acquired through the sale of shares of our common stock and loans from shareholders and third parties.

At March 31, 2013 and December 31, 2012, we had total assets of $0 and $2,000 respectively, consisting of prepaid expenses and cash.

At March 31, 2013 and December 31, 2012, our total liabilities were $11,439 and $9,839, respectively consisting primarily of accounts payable and shareholder loans.

We anticipate taking the following actions during the next 12 months, assuming we receive the required funding:

Continue to look for merger candidates.

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

Collection of $15 million on the portfolio over the next 5 years shows a 3X return. Because the economy has declined from 2006, the management of the Company believes 10% to 12% return of the face value of the portfolios is a conservative position to have until full operations are attained with experienced personnel. The Company intends to purchase portfolios of Primary, Secondary and Tertiary distressed credit card debt from distressed debt wholesalers and re-sellers because they offer smaller portfolios for sale and re-purchase. These portfolios usually sell for $0.01 to $0.03 per dollar of face value. The prices stated are for 2009. On average, approximately $800,000 of face value defaulted credit card debt can be purchased with $12,000 .

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable to Smaller Reporting Companies.

[Intentionally left blank]

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company handles all aspects of the company.

 Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of March 31, 2013 due to the Company’s small size and a lack of segregation of duties.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2013 that have materially impacted, or are reasonably likely to materially impact, the Company’s internal control over financial reporting.

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

Management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of March 31, 2013 and determined that controls are ineffective due to the Company’s small size and lack of segregation of duties.

This report does not include an attestation report by our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only our management report in this report.

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

BECAUSE CREDEX LACKS OPERATING HISTORY, IT POSSIBILY MAY GO OUT OF BUSINESS.

New ventures are inherently more risky than seasoned operating ventures. Although Credex has not operated pursuant to its business plan, in 2005 Credex purchased a portfolio of defaulted credit card debt to test the feasibility of its business plan. On a trial basis accounts from the portfolio were collected. The remainder of the portfolio was then sold. These transactions are shown in the statement of operation in Item 1(Part I).

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

BECAUSE OF NO HISTORICAL BASIS FOR MANAGEMENT’S OPINION, EVALUATION OF CREDEX IS DIFFICULT.

Although all of the Company’s Officers, Directors, and its management team have experience in and have been involved in the daily operations of the Company, which to this point have involved almost exclusively the securing of capital so the Company can execute its business plan. There is no basis, other than the judgment of the Company’s management, on which to estimate, (i) the level of market acceptance or the amount of revenues which the Company’s planned operations may generate, or (ii) other aspects of the Company’s proposed operations.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The authorized equity of Credex Corporation consists of 100 million Shares, $.001 par value per share, of which 5,899,250 Shares are issued and outstanding to officers and directors for cash and services rendered from inception (September 2, 2005) through March 31, 2013.

Item 3.  Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5.  Other Information.

None

Item 6. Exhibits

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

Credex Corporation

By:	/s/ Arunkumar Rajapandy	Date:	May 2, 2013
Arunkumar Rajapandy,
Chief Executive Officer Chief Financial Officer Director

