Form 10-Q
period 2013-06-30
CREDEX CORP
filed 2013-08-16
CIK 1432939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[ x ]	QUARTERLY REPORT PURSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number:  000-54142

CREDEX CORP

(Exact name of registrant as specified in its charter)

Florida	16-1731286
(State of Incorporation)	(IRS Employer ID Number)

848 Rainbow Blvd, # 2096 Las Vegas, NV 89107

(Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code

(801) 243-5661

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ ] No [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ X ] No [ ]

APPLICABLE TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of 14th August 2013 is 5,899,250 shares.

CREDEX CORPORATION

(A Development Stage Company)

1

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX TO UNAUDITED FINANCIAL STATEMENTS	PAGE

Unaudited Balance Sheets at June 30, 2013 and December 31, 2012	F-2

Unaudited Statements of Operations for the three and six month periods ended June 30, 2013 and 2012 and for the period from inception, September 2, 2005, through June 30, 2013	F-3

Unaudited Statements of Stockholders’ Deficit for the period from inception, September 2, 2005, through June 30, 2013	F-4

Unaudited Statements of Cash Flows for the six month periods ended June 30, 2013 and 2012 and for the period from inception, September 2, 2005, through June 30, 2013	F-5

Notes to Financial Statements	F-6

Credex Corp
(A Development Stage Company)
BALANCE SHEETS (Unaudited)
June 30, 2013 and December 31, 2012

	June 30,	December 31,
	2013	2012
	(Unaudited)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$—	$—
Prepaid Expenses	—	2,000
Total Assets	$—	$2,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$4,989	$2,139
Stockholder loans payable	7,700	7,700
Total Liabilities	12,689	9,839

STOCKHOLDERS' DEFICIT:
Common stock, $0.001 par value;
100,000,000 authorized shares, 5,899,250
shares issued and outstanding at
June 30, 2013, and December 31, 2012, respectively	5,899	5,899
Additional paid-in capital	295,543	295,543
Accumulated deficit during the development stage	(314,131)	(309,281)
Total Stockholders' Deficit	(12,689)	(7,839)

Total Liabilities and Stockholders' Deficit	$—	$2,000

The accompanying notes are an integral part of these financial statements.

Credex Corp
(A Development Stage Company)
STATEMENTS OF OPERATIONS (Unaudited)
For the Three and Six Months ended June 30, 2013 and 2012
For Periods from Inception (September 2, 2005) to June 30, 2013

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Cumulative from Inception (September 2, 2005) to June 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE:
Finance income	$—	$—	$—	$—	$15,417
Consulting income	—	—	—	—	8,000
TOTAL REVENUE	—	—	—	—	23,417
OPERATING EXPENSES:
Travel	—	—	—	—	6,882
Office expenses	—	—	—	—	10,027
Telephone	—	—	—	—	2,963
Professional fees	950	2,339	4,250	5,678	279,510
Advertising	—	—	—	—	350
Portfolio purchase	—	—	—	—	21,000
Seminar	—	—	—	—	1,585
Stock transfer agent fees	300	500	600	600	7,200
Rent	—	—	—	—	6,511
TOTAL OPERATING EXPENSES	1,250	2,839	4,850	6,278	336,028

LOSS FROM OPERATIONS	(1,250)	(2,839)	(4,850)	(6,278)	(312,611)
OTHER INCOME (EXPENSE):
Interest income	—	—	—	—	33
Interest expense	—	—	—	—	(1,553)
TOTAL OTHER INCOME (EXPENSE)	—	—	—	—	(1,520)

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,250)	(2,839)	(4,850)	(6,278)	(314,131)
PROVISION FOR INCOME TAXES	—	—	—	—	—
NET LOSS	$(1,250)	$(2,839)	$(4,850)	$(6,278)	$(314,131)

Net Loss Per Share: Basic and Diluted	$(0.000)	$(0.000)	$(0.000)	$(0.000)

Weighted average number of shares outstanding	5,899,250	5,899,250	5,899,250	5,899,250

The accompanying notes are an integral part of these financial statements.

	Credex Corp
	(A Development Stage Company)
	STATEMENTS OF STOCKHOLDERS’ DEFICIT (Unaudited)
	For Periods from Inception (September 2, 2005) to June 30, 2013

	Common Stock		Additional		Development	Total
			Paid-in	Unearned	Stage	Stockholders’
	Shares	Amount	Capital	Capital	Deficit	Deficit

September 2, 2005, Date of Incorporation	—	$—	$—	$—	$—	$—
Shares purchased for cash at $0.001 per share	10,000	10	990	—	—	1,000

Net loss for year ended December 31, 2005	—	—	—	—	(8,397)	(8,397)
Balances - December 31, 2005	10,000	10	990	—	(8,397)	(7,397)

Net loss for year ended December 31, 2006	—	—	—	—	(8,056)	(8,056)
Balances - December 31, 2006	10,000	10	990	—	(16,453)	(15,453)

Stock holders loan used to purchase shares at $0.0072 per share	2,490,000	2,490	15,441	—	—	17,931

Net loss for year ended December 31, 2007	—	—	—	—	(2,087)	(2,087)

Balances - December 31, 2007	2,500,000	2,500	16,431	—	(18,540)	391

Shares issued for cash at $0.02 per share	350,000	350	6,650	—	—	7,000

Net loss for year ended December 31, 2008	—	—	—	—	(7,001)	(7,001)

Balances - December 31, 2008	2,850,000	2,850	23,081	—	(25,541)	390

Shares issued for cash at $0.02 per share	715,500	715	13,595	—	—	14,310

Net loss for year ended December 31, 2009	—	—	—	—	(15,015)	(15,015)

Balances - December 31, 2009	3,565,500	3,565	36,676	—	(40,556)	(315)

Shares issued for cash at $0.02 per share	267,500	268	5,082	—	—	5,350
Shares issued for cash at $0.04 per share	566,250	566	22,084	—	—	22,650
Shares issued for future services at $0.133 per share (Note D)	1,500,000	1,500	198,500	(200,000)	—	—
Unearned capital amortized	—	—	—	100,000	—	100,000

Net loss for year ended December 31, 2010	—	—	—	—	(129,577)	(129,577)

Balances - December 31, 2010	5,899,250	5,899	262,342	(100,000)	(170,133)	(1,892)

Unearned capital amortized	—	—	—	100,000	—	100,000
Additional capital brought in	—	—	33,201	—	—	33,201

Net loss for period ended December 31, 2011	—	—	—	—	(131,720)	(131,720)

Balances - December 31, 2011	5,899,250	5,899	295,543	—	(301,853)	(411)

Net loss for period ended December 31, 2012	—	—	—	—	(7,428)	(7,428)

Balances - December 31, 2012	5,899,250	5,899	295,543	—	(309,281)	(7,839)

Net loss for period ended June 30, 2013	—	—	—	—	(4,850)	(4,850)

Balances - June 30, 2013	5,899,250	$5,899	295,543	$—	$(314,131)	$(12,689)

The accompanying notes are an integral part of these financial statements.

Credex Corp
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (Unaudited)
For the Six Months ended June 30, 2013 and 2012
For Periods from Inception (September 2, 2005) to June 30, 2013

			Cumulative from
	Six Months Ended June 30		Inception (September 2, 2005) to June 30
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(4850)	$(6278)	$(314131)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of stock issued for services	0	0	200000
CHANGES TO ASSETS AND LIABILITIES
(Increase) decrease in prepaid expenses	2000	0	0
Increase (decrease) in accounts payable	2850	6239	4989

NET CASH USED BY OPERATING ACTIVITIES	0	(39)	(109142)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholder loan	0	0	46201
Repayments of stockholder loan	0	0	(5300)
Proceeds fron notes payable	0	0	5000
Repayments of notes payable	0	0	(5000)
Proceeds from sale of common stock	0	0	68241
	0	0

NET CASH PROVIDED BY FINANCING ACTIVITIES	0	0	109142

NET INCREASE (DECREASE) IN CASH	0	(39)	0

Cash and Cash Equivalents - Beginning	0	39	0

Cash and Cash Equivalents - Ending	$0	$0	$0

The accompanying notes are an integral part of these financial statements.

CREDEX CORPORATION

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Purpose

Credex Corp, (the "Company") was incorporated in the State of Florida on September 2, 2005. The Company is presently engaged in market research regarding the cost and availability of non-performing credit card portfolios including current market prices for the sales of portfolios deemed non-collectable at the time of sale. The Company is exploring avenues for raising capital in order to put its business plan into effect. The Company has a December 31 year-end. The Company’s principal office is in Orange City, Florida.

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

JUNE 30, 2013

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassifications

Certain accounts and financial statement captions in the prior periods have been reclassified to conform to the current period financial statements.

Advertising

The Company expenses advertising and promotions costs as they are incurred. Advertising expenses were $0 for the six months ended June 30, 2013 and 2012.

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

JUNE 30, 2013

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

NOTE B – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s financial position and operating results raise substantial doubt about its ability to continue as a going concern. The Company is in the development stage and has sustained losses of $314,131 since inception. The ability of the Company to continue as a going concern is dependent upon expanding operations and obtaining additional capital and financing. Management’s plan in this regard is to implement the Company’s business plan and to secure additional funds through equity or debt financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

CREDEX CORPORATION

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE C – STOCKHOLDER LOANS PAYABLE

During the year ended December 31, 2012, the Company received loans from a shareholder totaling $7,700. The loans are unsecured, non-interest bearing and due on demand. The balance due to the shareholder was $7,700 as of June 30, 2013.

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

There were no shares of common stock issued during the period ended June 30, 2013.

As of June 30, 2013, there were 5,899,250 shares of common stock issued and outstanding.

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

NOTE F – INCOME TAXES

For the periods ended June 30, 2013, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $314,131 at June 30, 2013, and will expire beginning in the year 2025.

CREDEX CORPORATION

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE F – INCOME TAXES (CONTINUED)

The provision for Federal income tax consists of the following for the six months ended June 30, 2013 and 2012:

	2013	2012
Federal income tax benefit attributable to:
Current Operations	$1,649	$2,345
Less: valuation allowance	(1,649)	(2,345)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Deferred tax asset attributable to:
Net operating loss carryover	$106,805	$105,156
Less: valuation allowance	(106,805)	(105,156)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $314,131 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE G - RELATED PARTY TRANSACTIONS

A shareholder of the Company, Globex Transfer, LLC, a stock transfer agent, was engaged in November 2010 to provide stock transfer services. As of June 30, 2013, expenses towards stock transfer agent fee of $400 were included in the outstanding balance payable of $4,989. As of June 30, 2013, $7,700 was due to Service Merchant Corp, a related party who has paid for audit fees and professional fees for the year 2012.

During the year ended December 31, 2012, the Company received loans from a shareholder totaling $7,700. The loans are unsecured, non-interest bearing and due on demand. The balance due to the shareholder was $7,700 as of June 30, 2013.

CREDEX CORPORATION

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE H – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Plan of Operations

As discussed above we have not yet operated pursuant to our business plan. We generated no revenue for the three and six months ended June 30, 2013 and 2012.

Development stage operating expenditures during the period from inception on September 2, 2005 to June 30, 2013 were $109,142 which consisted primarily of cumulative loss from inception to June 30, 2013 of $314,131 less $200,000 of stock issued for serrvices. Our net loss was $4,850 and $6,278 for the six months ended June30, 2013 and 2012, respectively and $314,131 from inception to June 30, 2013.

Liquidity and Capital Resources

Our capital resources have been acquired through the sale of shares of our common stock and loans from shareholders and third parties.

At June 30, 2013 and December 31, 2012, we had total assets of $0 and $2,000 respectively, consisting of prepaid expenses.

At June 30, 2013 and December 31, 2012, our total liabilities were $12,689 and $9,839, respectively consisting primarily of accounts payable and shareholder loans.

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

Office

Credex’s executive office is located at 848 Rainbow Blvd, # 2096 Las Vegas, NV 89107. The telephone number is (801) 243-5661

.

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

Not Applicable to Smaller Reporting Companies.

[Intentionally left blank]

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company handles all aspects of the company. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of June 30, 2013 due to the Company’s small size and a lack of segregation of duties.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2013 that have materially impacted, or are reasonably likely to materially impact, the Company’s internal control over financial reporting.

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

Management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of June 30, 2013 and determined that controls are ineffective due to the Company’s small size and lack of segregation of duties.

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

BECAUSE OF DEPENDENCE ON KEY PERSONNEL, CREDEX MAY GO OUT OF BUSINESS.

The Company has been significantly dependent on the services of Russell Heaton, President/CEO. In the future, the Company will be dependent upon services and outside consultants in distressed debt purchasing, managing and re-selling and any future employees of the Company for the continued development of the Company’s services.

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

(See "Business - Dividend Policy.")

BECAUSE OF LACK OF MANAGEMENT EXPERIENCE NEEDED FOR PLANNED OPERATIONS, CREDEX MAY GO OUT OF BUSINESS.

Mr. Russell Heaton, the Company’s CEO, has experience managing and operating a public company. Failure to comply or adequately comply with any laws, rules, or regulations applicable to our business may result in fines or regulatory actions which may materially adversely affect our business, results of operation, or financial condition and could result in delays in the development of an active and liquid trading market for our stock.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The authorized equity of Credex Corp consists of 100 million Shares, $.001 par value per share, of which 5,899,250 Shares are issued and outstanding to officers and directors for cash and services rendered from inception (September 2, 2005) through June 30, 2013.

Item 3.  Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5.  Other Information.

None

Item 6. Exhibits

Exhibit 31.1	-	Certification of Chief Executive Officer of Credex Corp required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	-	Certification of Chief Financial Officer of Credex Corp required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	-	Certification of Chief Executive Officer of Credex Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.
Exhibit 32.2	-	Certification of Chief Executive Officer of Credex Corp pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Credex Corp

By:	/s/ Russell Heaton	Date:	August 16, 2013
Russell Heaton,
Chief Executive Officer Chief Financial Officer Director

