Form 10-Q
period 2013-09-30
CREDEX CORP
filed 2013-11-14
CIK 1432939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number:  000-54142

Credex Corporation

(Exact name of registrant as specified in its charter)

Florida	16-1731286
(State of Incorporation)	(IRS Employer ID Number)

848 Rainbow Blvd, # 2096 Las Vegas, NV 89107

(Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code

(801) 243-5661

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of 14th November 2013 is 58,992,500 shares.

1

CREDEX CORPORATION

(A Development Stage Company)

2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX TO UNAUDITED FINANCIAL STATEMENTS	PAGE

Unaudited Balance Sheets at September 30, 2013 and December 31, 2012	F-1

Unaudited Statements of Operations for the three and nine month periods ended September 30, 2013 and 2012 and for the period from inception, September 2, 2005, through September 30, 2013	F-2

Unaudited Statements of Stockholders’ Deficit for the period from inception, September 2, 2005, through September 30, 2013	F-3

Unaudited Statements of Cash Flows for the nine month periods ended September 30, 2013 and 2012 and for the period from inception, September 2, 2005, through September 30, 2013	F-4

Notes to Financial Statements	F-5

3

Credex Corporation
(A Development Stage Company)
BALANCE SHEETS (Unaudited)
September 30, 2013 and December 31, 2012

	September 30,	December 31,
	2013	2012

ASSETS
CURRENT ASSETS:
Cash	$—	$—
Prepaid Expenses	—	2,000
Total Assets	$—	$2,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES:
CURRENT LIABILITIES:
Accounts payable	$7,389	$2,139
Stockholder loans payable	7,700	7,700
Total Liabilities	15,089	9,839

STOCKHOLDERS' DEFICIT:
Common stock, $0.0001 par value;
100,000,000 authorized shares, 58,992,500
shares issued and outstanding at
September 30, 2013, and December 31, 2012, respectively	5,899	5,899
Additional paid-in capital	295,543	295,543
Accumulated deficit during the development stage	(316,531)	(309,281)
Total Stockholders' Deficit	(15,089)	(7,839)

Total Liabilities and Stockholders' Deficit	$—	$2,000

The accompanying notes are an integral part of these financial statements.

Credex Corporation
(A Development Stage Company)
STATEMENTS OF OPERATIONS (Unaudited)
For the Three and Nine Months ended September 30, 2013 and 2012
For Periods from Inception (September 2, 2005) to September 30, 2013

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Cumulative from Inception (September 2, 2005) to September 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE:
Finance income	$—	$—	$—	$—	$15,417
Consulting income	—	—	—	—	8,000
TOTAL REVENUE	—	—	—	—	23,417
OPERATING EXPENSES:
Travel	—	—	—	—	6,882
Office expenses	—	—	—	—	10,027
Telephone	—	—	—	—	2,963
Professional fees	800	1,000	5,050	6,678	280,310
Advertising	—	—	—	—	350
Portfolio purchase	—	—	—	—	21,000
Seminar	—	—	—	—	1,585
Stock transfer agent fees	1,100	300	1,700	900	8,300
Rent	—	—	—	—	6,511
General and administration expenses	500	—	500	—	500
TOTAL OPERATING EXPENSES	2,400	1,300	7,250	7,578	338,428

LOSS FROM OPERATIONS	(2,400)	(1,300)	(7,250)	(7,578)	(315,011)
OTHER INCOME (EXPENSE):
Interest income	—	—	—	—	33
Interest expense	—	—	—	—	(1,553)
TOTAL OTHER INCOME (EXPENSE)	—	—	—	—	(1,520)

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,400)	(1,300)	(7,250)	(7,578)	(316,531)
PROVISION FOR INCOME TAXES	—	—	—	—	—
NET LOSS	$(2,400)	$(1,300)	$(7,250)	$(7,578)	$(316,531)

Net Loss Per Share: Basic and Diluted	$(0.000)	$(0.000)	$(0.000)	$(0.000)

Weighted average number of shares outstanding	58,992,500	58,992,500	58,992,500	58,992,500

The accompanying notes are an integral part of these financial statements.

	Credex Corporation
	(A Development Stage Company)
	STATEMENTS OF STOCKHOLDERS’ DEFICIT (Unaudited)
	For Periods from Inception (September 2, 2005) to September 30, 2013

	Common Stock		Additional		Development	Total
			Paid-in	Unearned	Stage	Stockholders’
	Shares	Amount	Capital	Capital	Deficit	Deficit

September 2, 2005, Date of Incorporation	—	$—	$—	$—	$—	$—
Shares purchased for cash at $0.001 per share	10,000	10	990	—	—	1,000

Net loss for year ended December 31, 2005	—	—	—	—	(8,397)	(8,397)
Balances - December 31, 2005	10,000	10	990	—	(8,397)	(7,397)

Net loss for year ended December 31, 2006	—	—	—	—	(8,056)	(8,056)
Balances - December 31, 2006	10,000	10	990	—	(16,453)	(15,453)

Stock holders loan used to purchase shares at $0.0072 per share	2,490,000	2,490	15,441	—	—	17,931

Net loss for year ended December 31, 2007	—	—	—	—	(2,087)	(2,087)

Balances - December 31, 2007	2,500,000	2,500	16,431	—	(18,540)	391

Shares issued for cash at $0.02 per share	350,000	350	6,650	—	—	7,000

Net loss for year ended December 31, 2008	—	—	—	—	(7,001)	(7,001)

Balances - December 31, 2008	2,850,000	2,850	23,081	—	(25,541)	390

Shares issued for cash at $0.02 per share	715,500	715	13,595	—	—	14,310

Net loss for year ended December 31, 2009	—	—	—	—	(15,015)	(15,015)

Balances - December 31, 2009	3,565,500	3,565	36,676	—	(40,556)	(315)

Shares issued for cash at $0.02 per share	267,500	268	5,082	—	—	5,350
Shares issued for cash at $0.04 per share	566,250	566	22,084	—	—	22,650
Shares issued for future services at $0.133 per share (Note F)	1,500,000	1,500	198,500	(200,000)	—	—
Unearned capital amortized	—	—	—	100,000	—	100,000

Net loss for year ended December 31, 2010	—	—	—	—	(129,577)	(129,577)

Balances - December 31, 2010	5,899,250	5,899	262,342	(100,000)	(170,133)	(1,892)

Unearned capital amortized	—	—	—	100,000	—	100,000
Additional capital brought in	—	—	33,201	—	—	33,201

Net loss for period ended December 31, 2011	—	—	—	—	(131,720)	(131,720)

Balances - December 31, 2011	5,899,250	5,899	295,543	—	(301,853)	(411)

Net loss for period ended December 31, 2012	—	—	—	—	(7,428)	(7,428)

Balances - December 31, 2012	5,899,250	5,899	295,543	—	(309,281)	(7,839)

Forward stock split (Adjustments to par value)	53,093,250	—	—	—	—	—
Net loss for period ended September 30, 2013	—	—	—	—	(7,250)	(7,250)

Balances - September 30, 2013	58,992,500	$5,899	$295,543	$—	$(316,531)	$(15,089)

The accompanying notes are an integral part of these financial statements.

Credex Corporation
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (Unaudited)
For the Nine Months ended September 30, 2013 and 2012
For Periods from Inception (September 2, 2005) to September 30, 2013

			Cumulative from
	Nine Months Ended September 30		Inception (September 2, 2005) to September 30
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(7,250)	$(7,578)	$(316,531)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of stock issued for services	—	—	200,000
CHANGES TO ASSETS AND LIABILITIES
(Increase) decrease in prepaid expenses	2,000	—	—
Increase (decrease) in accounts payable	5,250	7,539	7,389

NET CASH USED BY OPERATING ACTIVITIES	—	(39)	(109,142)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholder loan	—	—	46,201
Repayments of stockholder loan	—	—	(5,300)
Proceeds fron notes payable	—	—	5,000
Repayments of notes payable	—	—	(5,000)
Proceeds from sale of common stock	—	—	68,241

NET CASH PROVIDED BY FINANCING ACTIVITIES	—	—	109,142

NET INCREASE (DECREASE) IN CASH	—	(39)	—

Cash and Cash Equivalents - Beginning	—	39	—

Cash and Cash Equivalents - Ending	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

CREDEX CORPORATION

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

SEPTEMBER 30, 2013

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

Advertising

The Company expenses advertising and promotions costs as they are incurred. Advertising expenses were $0 for the nine months ended September 30, 2013 and 2012.

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

CREDEX CORPORATION

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE B – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s financial position and operating results raise substantial doubt about its ability to continue as a going concern. The Company is in the development stage and has sustained losses of $316,531 since inception. The ability of the Company to continue as a going concern is dependent upon expanding operations and obtaining additional capital and financing. Management’s plan in this regard is to implement the Company’s business plan and to secure additional funds through equity or debt financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

CREDEX CORPORATION

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE C – STOCKHOLDER LOANS PAYABLE

During the year ended December 31, 2012, the Company received loans from a shareholder totaling $7,700. The loans are unsecured, non-interest bearing and due on demand. The balance due to the shareholder was $7,700 as of September 30, 2013.

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

On September 13, 2013, Credex Corporation (the “Company”) received approval from the Financial Industry Regulatory Authority (“FINRA”) clearing a ten to one (10:1) forward stock split previously approved by the Company’s board of directors. The record Date for the forward stock split is September 16, 2013 which resulted in increase in number of shares issued and outstanding from 5,899,250 to 58,992,500 shares with corresponding decrease of par values from $0.001 to $0.0001. All reference to shares and per share amounts in the accompanying financial statements have been retroactively restated to reflect the aforementioned forward stock split.

As a result of stock split, there were 58,992,500 shares of common stock issued and outstanding as at September 30, 2013.

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

CREDEX CORPORATION

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE F – INCOME TAXES

For the periods ended September 30, 2013, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $316,531 at September 30, 2013, and will expire beginning in the year 2025.

The provision for Federal income tax consists of the following for the nine months ended September 30, 2013 and 2012:

	2013	2012
Federal income tax benefit attributable to:
Current Operations	$2,465	$2,577
Less: valuation allowance	(2,465)	(2,577)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Deferred tax asset attributable to:
Net operating loss carryover	$107,621	$105,156
Less: valuation allowance	(107,621)	(105,156)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $316,531 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE G - RELATED PARTY TRANSACTIONS

A shareholder of the Company, Globex Transfer, LLC, a stock transfer agent, was engaged in November 2010 to provide stock transfer services. As of September 30, 2013, expenses towards stock transfer agent fee of $1,500 were included in the outstanding balance payable of $7,389. As of September 30, 2013, $7,700 was due to Service Merchant Corp, a related party who has paid for audit fees and professional fees for the year 2012.

During the year ended December 31, 2012, the Company received loans from a shareholder totaling $7,700. The loans are unsecured, non-interest bearing and due on demand. The balance due to the shareholder was $7,700 as of September 30, 2013.

CREDEX CORPORATION

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE H – JOINT VENTURE

On August 15, 2013, Credex Corporation signed a Memorandum of Understanding with Kirida Resources Inc. for a joint venture timber projects in West Africa, through sale of free trading shares. Kirida Resources Inc., a corporation organized and existing under the laws of the Province of British Columbia, Canada.

Brief terms of the JV is

1.	Credex provides Free Trading Shares to raise $60,000 for Phase 1 Project Vetting.
2.	Credex provides Free Trading Shares to raise $500,000 for Phase 2 Project Acquisition, preparation of Report and business plan for Phase 3 financing.
3.	Credex provides Free Trading Shares to raise $5,000,000 for Phase 3 medium-scale production facility to initiate sales and revenues.
4.	Service Merchants Corp shall receive 10% of vend-in project shares issued for this JV.
5.	After Phase 3 financing, Service merchants Corp shall give Kirida first right of refusal to acquire 10% of issued shares.
6.	Kirida shall receive 40% equity upon acquiring an asset at a minimum of USD $25 Million valuation.

NOTE I – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Plan of Operations

Comparison of the Three and Nine Months Ended September 30, 2013 and 2012

Lack of Revenues

We have limited operational history. From our inception on September 2, 2005 to September 30, 2013 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the three months ended September 30, 2013 and 2012 were $2,400 and $1,300 respectively. Operating expenses in 2013 consisted of professional fees of $800, stock transfer agent fees of $1,100 and general and administrative expenses of $500. Operating expenses in 2012 consisted of professional fees of $1,000 and stock transfer agent fees of $900.

The Company’s operating expenses for the nine months ended September 30, 2013 and 2012 were $7,250 and $7,578 respectively. Operating expenses in 2013 consisted of professional fees of $5,050, stock transfer agent fees of $1,700 and general and administrative expenses of $500. Operating expenses in 2012 consisted of professional fees of $6,678 and stock transfer agent fees of $900.

Liquidity and Capital Resources

Our capital resources have been acquired through the sale of shares of our common stock and loans from shareholders and third parties.

At September 30, 2013 and December 31, 2012, we had total assets of $0 and $2,000 respectively, consisting of prepaid expenses.

At September 30, 2013 and December 31, 2012, our total liabilities were $15,089 and $9,839, respectively consisting primarily of accounts payable and shareholder loans.

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

Not Applicable to Smaller Reporting Companies.

[Intentionally left blank]

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company handles all aspects of the company. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of September 30, 2013 due to the Company’s small size and a lack of segregation of duties.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2013 that have materially impacted, or are reasonably likely to materially impact, the Company’s internal control over financial reporting.

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

Management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of September 30, 2013 and determined that controls are ineffective due to the Company’s small size and lack of segregation of duties.

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

BECAUSE CREDEX LACKS OPERATING HISTORY, IT POSSIBLY MAY GO OUT OF BUSINESS.

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

IF CREDEX DOES NOT ATTAIN ITS GOALS FOR GROWTH, THE COMPANY MAY GO OUT OF BUSINESS.

Credex has not implemented its business plan, has not hired needed key personnel, and has not obtained the required funding for implementation of planned operations. Because of these factors, Credex may not achieve its business goal for growth.BECAUSE OF UNCERTAINTY OF SIGNIFICANT ASSUMPTIONS FOR FUNDING FROM STOCK SALES NOT HAPPENING, CREDEX MAY GO OUT OF BUSINESS.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The authorized equity of Credex Corporation consists of 100 million Shares, $.0001 par value per share, of which 58,992,500 Shares are issued and outstanding to officers and directors for cash and services rendered from inception (September 2, 2005) through September 30, 2013.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

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

Credex Corporation

By:	/s/ Russell Heaton	Date:	November 14, 2013
Russell Heaton,
Chief Executive Officer Chief Financial Officer Director

