Form 10-K
period 2013-12-31
CREDEX CORP
filed 2014-03-04
CIK 1432939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X] ANNUAL REPORT PURSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [X]    No  [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  [_]    No  [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  [X]    No  [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

[ ] yes [ ] no

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 3, 2014 is 58,992,500 shares.

CREDEX CORPORATION

(A Development Stage Company)

TABLE OF CONTENTS

 PART I

PART II

PART III

PART IV

Item 15.	Exhibits, Financial Statement Schedules	23
	Signatures	24

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

PART I

Item 1. Business

Overview

Credex, a Florida corporation, was formed on September 2, 2005. The Company was formed for the purpose of raising the necessary funds for purchasing, servicing, managing and reselling of non-performing (defaulted) unsecured credit card debt portfolios to be acquired from financial institutions and distressed debt wholesalers. Since its inception, the Company derived no revenues and no income from such business and as result as of December 31, 2012, had an accumulated deficit of $309,281.

The Company recently decided to pursue a new business opportunity and entered into a memorandum of understanding (the “MOU”) with Kirida Resources Inc. (“Kirida”), to pursue and implement forestry management programs in emerging market countries. Kirida is a Canadian company that has options to manage forests in Papua New Guinea, Liberia and Cameroon. Kirida has a team of professional forestry management experts to implement harvesting programs as per international environmental standards with reforestation programs and product certifications. The Company is currently reviewing forestry management and harvesting projects with Kirida. Based on its review, the Company intends to decide whether to pursue certain opportunities based on several factors including revenue potential.

The Company was introduced to Kirida through mutual contacts in the summer of 2013. During its discussions with Kirida, the Company learned about attractive global investment opportunities in timber, particularly in Liberia given the availability and accessibility to the forested land for logging and development, the ability to acquire land, the ability to obtain required licenses for logging and forestry activities, the high quality timber species and high demand in Europe and Asia for logs, sawn wood and other processed and specialty products. After learning more, the Company approached Kirida about potentially collaborating to make an investment in timber.

Other than the MOU, we currently have no agreements and do not anticipate entering into any such agreements until we complete this offering. We intend to use the net proceeds from this offering to develop our business operations. See “Business” and “Use of Proceeds.” We are a development stage company with no revenues or operating history. Our address is 848 Rainbow Blvd, # 2096 Las Vegas, Nevada 89107. The telephone number is 801-243-5661. While our address is in Nevada, our sole officer and director currently operates our business from Utah without an office and through the use of phone and email.

The Company has attempted to attract private placement investments in the past. Thus far, the Company has not been able to implement its plans or begin operations because it has not been successful in raising the equity capital necessary to implement such plans.

There is no current public market for our securities. As our stock is not publicly traded, investors should be aware they probably will be unable to sell their shares and their investment in our securities is not liquid.

At the present time, we are classified as a “shell company” under Rule 405 of the Securities Act Rule 12b-2 of the Exchange Act. As such, all restricted securities presently held by the affiliates of our company may not be resold in reliance on Rule 144 until: (1) we file Form 10 information with the Securities and Exchange Commission (“SEC”) when we cease to be a “shell company”; (2) we have filed all reports as required by Section 13 and 15(d) of the Securities Act for twelve consecutive months; and (3) one year has elapsed from the time we file the current Form 10 type information with the SEC reflecting our status as an entity that is not a shell company.

Memorandum of Understanding

The Company entered into an Amended and Restated Memorandum of Understanding with Kirida (the “MOU”), last amended and restated as of February 17, 2014. The MOU was entered into for the purpose of financing, developing plans and ultimately creating a new jointly owned company to harvest, process, develop, produce and export timber-related products in Papua New Guinea and/or West Africa (“Project”). The location of the Project has not yet been determined. The Company plans to start with one location first and consider other projects after it has established a good working business model.

Under the MOU, the parties will initially seek a permit for a minimum of 100,000 acres with a minimum timber valuation of $25 million. Other than the minimum acreage and permit availability, selection of the Project will be based on an evaluation of the economic potential taking into consideration the startup costs such as land clearing, road construction and other infrastructure development, targeted extraction, estimated production rates, timber species and revenue trends. Both the Company and Kirida must approve the selection of the Project. Kirida has presented a potential project in Liberia (the “Liberian Project”) for the Company. Kirida has an agreement with Global Liberia Limited, a Liberian company. This agreement is to harvest the timber and prepare the land for a palm oil plantation for next 25 to 51 years period on the Liberian Project. The Company is still evaluating the Liberian Project but even if the Company found it to be an attractive investment opportunity, it would not approve the Liberian Project to be governed by the MOU unless and until it is successful in raising capital.

Under the MOU, the initial financing generated by the net proceeds of this offering will be used to complete a Timber Valuation Report and Forestry Management Plan (the “Report”), for certain consulting fees, financing costs, joint venture related costs, investor relation costs and other vendor payments.

The Report will be produced for the Project by Kirida’s forestry management team in collaboration with B.A. Blackwell & Associates Ltd, a Canadian forestry consultant. Kirida will compile all available Project data, create a Phase 1 report, conduct a site visit to perform timber production & processing review, conduct inventory assessment and finalize a Phase 2 report.

The Company agreed to use its reasonable best efforts to issue shares of its common stock to raise funds for the Project in three phases: $60,000 for the evaluation phase (Phase 1); $500,000 for the acquisition, design and business plan phase (Phase 2); and $5,000,000 for the production phase (Phase 3). Credex and Kirida will form a new legal entity in a jurisdiction to be determined to own the Project (the “Owner”). Credex will receive 90% of the equity of the Owner. Service Merchants Corp (a majority shareholder of Credex) will receive 10% of the equity of the Owner. Kirida will be entitled to receive up to 42% equity of the Owner upon the Owner acquiring an asset with a minimum value of $25 million.

The net profits of the Owner will be allocated on a basis of each of its equity holder’s ownership percentage.

Funds raised through this offering will be deposited in escrow and disbursed for Project costs. Funds held in escrow will be: 1) first be used to cover our offering expenses, 2) any funds placed in escrow can be disbursed at our discretion or the combined discretion of Credex and Kirida regardless of our business performance or the phase of the Project that the Company has reached, and 3) the use of an escrow fund is not intended to and does not provide shareholders with any additional protections since there is no minimum amount that Credex must raise in order to access these funds.

Any funds raised by the issuance of common shares by Credex shall be held in escrow by Credex. Prior to the formation of Owner, all funds shall be the sole property of Credex and released to Credex in its sole discretion. After the time that the Owner is formed, funds shall be released in accordance with the following: (a) if Credex elects to terminate this MOU, funds in escrow will be disbursed on a 58-42% basis between Credex and Kirida; (b) if Kirida elects to terminate this MOU, all funds in escrow will be disbursed to Credex and Kirida will pay Credex $50,000 to compensate Credex for the work undertaken by Credex in furtherance of the Project; and (c) if there is an early termination by either of the Parties and Owner has acquired assets at the time of such termination then all assets acquired by Owner pursuant to the MOU will be split on a 58-42% basis between Credex and Kirida, respectively.

Kirida Resources Inc.

Kirida is a Canadian company that has options to manage forests in Papua New Guinea, Liberia and Cameroon. Kirida has a team of professional forestry management experts to implement harvesting programs as per international environmental standards with reforestation programs and product certifications. Kirida has executed an agreement with local Cameroon permit holders to acquire and commence a sustainable and certified forestry management plan for 200,000 hectacres of forest.

The goal of Kirida’s forestry management program is to develop economically and environmentally sustainable reforestation programs.

Kirida Resources is a privately-owned company with no assets or revenues. It’s primary focus is to provide management services in the resource sector. It is owned equally by Kirida’s two partners, Marke McNichol, President and Murali Janardhan, VP of Corporate Development. Kirida is managed and run by its three employees, Mr. McNichol Mr. Janardhan and John Metcalfe, VP of Finance.

The Papua New Guinea Timber Market

We do not currently have any business in Papua New Guinea and this information is only being provided to understand a market that we wish to enter.

The Independent State of Papua New Guinea (“PNG”), is a country in Oceania that occupies the eastern half of the island of New Guinea (the western portion of the island is a part of the Indonesian provinces of Papua and West Papua) and numerous offshore islands. It is located in the southwestern Pacific Ocean. The following information was collected from the Papua New Guinea Forest Authority (PNGFA) website http://www.forestry.gov.pg/site/index.php.

PNG’s real Gross Domestic Product (GDP) was about K8,084.4 million in 2005. The contribution to this real GDP from the agriculture, forestry and fishing sector was estimated at K3,114.6 million or 38.5%. Using the relative values of exports generated by the forestry sector in 2005, this suggests that forestry’s contribution to real GDP in 2005 was as high as K742.2 million or 9.2 percent of total real GDP.

The forest industry has mainly been log export oriented. About two million cubic metres of tropical logs are exported annually making PNG the world’s second largest exporter of tropical logs after Malaysia. In 2005, the export of forest products represented 4.7 percent or K476.3 million of the value of all exports from PNG (K10,147.5 million) making forest products the largest non-mineral export from PNG in terms of value.

The forestry sector employs directly about 7,000 people with half working in logging operations and the other half employed in other activities such as veneer processing, timber processing, carpentry, supporting workshop/engineering services.

Downstream processing of forest products in PNG has for the last several years, been the fastest growing manufacturing sector of the economy. Log exports have declined by over 33 percent since the Asian currency crisis of 1997, and declined again in 2004 compared to 2003; this at a time when other exporting countries are increasing production and exports. On the other hand, exports of downstream processing products have increased by over 200 percent since 1997 (in US dollar value) and by almost 10 percent in 2004 compared to 2003.

The majority of the timber is exported. PNG logs are exported to 11 countries, all in the Asian region. More than 80 percent of log exports go to just China/Hong Kong, Korea and Japan. China is the principal market for round logs from PNG; it imported over one million cubic meters of logs from PNG in 2002 rising to 1.7 million cubic meters in 2005 accounting for 74.6 percent of PNG’s log exports. The major markets for processed and semi-finished products are Australia, New Zealand and various South Pacific countries. Veneer is predominantly exported to China and South Korea

.

There are 29 forest concessions currently in production, covering a total area of 3.5 million hectares. Privately owned companies control all commercial timber production from natural forest areas. Companies that are directly or indirectly owned or controlled by Malaysian multinational companies dominate commercial timber production. Five companies control over 80 percent of the market.

The forestry sector has a high cost structure associated with both the technical nature of operations and administration of industry associated with the administration regime under the current legislation.

The cost structure associated with the technical aspects of forest relate to the vast land areas that are required to be covered with diverse terrain, weather pattern, ecological systems, type and quality of timber resources, and the highly depreciable nature of plants and equipment used to harvest the forest resources. The technical issues provide significant business cost changes to the industry.

Coupled with the above technical challenges the administration of the industry requires constant consultation with the various levels of governments, non-government organizations and most importantly the customary landowners. The lengthy consultation coupled with diverse and often opposing views of how the forest resources should be developed and managed by the stakeholders further compound costs of doing business in the industry.

Log scaling is an important aspect of logging and all log scalers operating in the PNG forest industry must be licensed. The procedure for obtaining a licence is detailed below.

An application is lodged to the Managing Director, in PNG Forest Authority regulation form 206 Application for Log Scalers License. With the application a log scaler’s certificate must be attached, two passport size photographs, a performance bond fee of K500 made to the National Forest Service in a bank check and a two-year license fee or registration fee of K200 also made out in a bank check to the National Forest Service.

Upon receipt of the application, it is registered and a license number is allocated. For the current log scalers a renewal fee of K200 is acceptable, if the employee has not left the company and has continually worked with the company. If the scaler has decided to leave the company, he automatically terminates his log scaler license and cannot use the same license in another company as the BOND IS NON-TRANSFERRABLE. He must apply for a new log scalers license with that company and must be approved by the Managing Director of the National Forest Service before he can scale logs. For new log scalers applications will make a payment of K700 (Bond K500 and K200 registration fee).

The Managing Director signs the application if the applicant meets all the requirements in obtaining a log scaler’s licence. An identification card is issued and forwarded together with the signed copy of the approval letter by the Managing Director to the applicant with a copy to the company manager, and the Papua New Guinea Forest Service Project Supervisor on site. This license is valid for two years only and must be renewed. Notification of approval is by regulation form 205, Log Scalers Licence.

A log scalers license can be terminated if the log scaler does not comply with the log scaling practices as prescribed in the Directions for the Identification, Scaling and reporting on logs harvested from Natural Forest Logging Operations-April 1996 or is negligent in the performance of his duties. As a consequence the bond may be forfeited to PNGFA and the log scalers license terminated. However, before the scalers license can be terminated or cancelled, a notice in regulation form 207, Notice of Intention to cancel Log Scalers License is forwarded to the Scaler and he must respond within 14 days in writing to the Chief Scaler as to why his license should be terminated or cancelled. If the grounds for the cancellation of the Log Scalers License warrants cancellation then the license is immediately cancelled.

Project Supervisors are required to carry out monthly log scaling checks on every log scaler in the projects they monitor to see that all log scalers comply with the directions imposed by the PNGFA.

Cameroon Timber Market

We do not currently have any business in Cameroon and this information is only being provided to understand a market that we wish to enter.

The following information about the Cameroon timber market has been collected from a case study on Cameron by the International Tropical Timber Organization in 2009.

Cameroon has an estimated a total land area of 475,442 square kilometers. Cameroon's economy is based on agriculture and livestock (44% of GDP), industry (16%) and services (40%) (CIA, 2008). The contribution forestry (accounted within agriculture and livestock) to the GDP is estimated at 6.5%.

The total area covered by dense productive forests is estimated at 16,467,570 hectacres. The tropical humid forests are mainly exploited for timber, firewood and non-timber forest products, while forests in the north are mainly used for firewood and non-wood products.

In general the forest resources are the property of the State; however, forest exploitation is conducted in the field by private individuals and industrial enterprises that received timber harvesting titles from the government. There are 9 types of legal timber harvesting titles in Cameroon that can be grouped as follows:

The exploitation permits, which include three types of titles: the timber exploitation permit, the special products exploitation permit and the firewood exploitation permit. The exploitation permits are granted for one year and are non-renewable, they allow exploitation or collection of well-defined quantities of forest products in a given area. These products may be special products, or volumes of raw timber not in excess of 500 square meters, or firewood and poles extracted for profit.

The authorizations which consist of two types of titles: the personal cutting authorization and the wood recovery authorization (rescue cutting and wood collection). A personal cutting authorization is issued for the benefit of an individual for non-profit personal use to collect quantities of wood that cannot exceed 30 cubed meters gross. Timber recovery authorizations may be issued as part of a development project likely to cause disruption or destruction in a forest. These permits are only issued after a prior environmental impact assessment has been conducted by the applicant in compliance with norms set by the environmental authority.

The community forests are granted for a maximum area of 5 000 hectacres. Logging takes place on behalf of the community, governed, by sales of standing volumes, personal logging authorization, or by permit, in accordance with a simple management plan approved by the forest authority. Industrial exploitation using heavy machineries for skidding and log transportation is forbidden in community forests. Only artisanal and semi-industrial techniques for which felled trees are sawn on the felling spot are allowed.

The sales of standing volume are granted within the non-permanent forest estate and consist of licenses to log in an area not exceeding 2 500 hectacres or a specified volume of standing timber for sale.

Municipal forests (or council forests) have a management plan approved by the forestry administration. The management plan is established at the behest of the heads of municipalities, and any activity must comply with it. Forest products of any kind from operations in council forests belong exclusively to the municipality.

Forest concessions are assigned after notice from an inter-ministerial committee, and following a public call for tender. Concessions from one company may not exceed a total area of 200,000 hectactres. After awards, the company signed a tentative agreement for a temporary contract of 3 years during which a plan for sustainable management must be prepared by the company and approved by the forestry administration. Concessions are granted for a period of 15 years and they are renewable.

While community forests and municipal forests are exclusively granted to local communities or local municipal council grouping persons of Cameroonian nationalities, industrial logging concessions are granted both to Cameroonian an foreign entities.

In total there are 105 companies involved in industrial timber harvesting and/or log processing in

Cameroon, of these 90 companies have been granted logging rights the 15 others are only involved in timber processing and/or export. Many of these enterprises belong to a few business holdings of European or Asian interests. A typical example is the Wickwood group (China) which owns seven logging enterprises. Most of the industrial enterprises tend to be integrated to include not only timber harvesting but also log processing. The integration sometimes takes place at the level of a group, in that case many individual logging enterprises belonging to the same business group would supply logs to one or two timber processing mills.

Liberia Timber Market

We do not currently have any business in Liberia and this information is only being provided to understand a market that we wish to enter.

The following information about the Liberian timber market has been collected from http://www.indexmundi.com/liberia/economy_profile.html and a case study on Liberia by the International Tropical Timber Organization in 2005.

Liberia is a low income country heavily reliant on foreign assistance for revenue. Civil war and government mismanagement destroyed much of Liberia's economy, especially the infrastructure in and around the capital, Monrovia. Many businesses fled the country, taking capital and expertise with them, but with the conclusion of fighting and the installation of a democratically-elected government in 2006, several have returned. Liberia has the distinction of having the highest ratio of direct foreign investment to GDP in the world. Richly endowed with water, mineral resources, forests, and a climate favorable to agriculture, Liberia had been a producer and exporter of basic products, primarily raw timber and rubber and is reviving those sectors. Local manufacturing, mainly foreign owned, had been small in scope.

Its government has taken steps to reduce corruption, build support from international donors, and encourage private investment. Embargos on timber and diamond exports have been lifted, opening new sources of revenue for the government and Liberia shipped its first major timber exports to Europe in 2010. The country reached its Heavily Indebted Poor Countries initiative completion point in 2010 and nearly $5 billion of international debt was permanently eliminated. This new status will enable Liberia to establish a sovereign credit rating and issue bonds. Liberia's Paris Club creditors agreed to cancel Liberia's debt as well. The IMF has completed the sixth review of Liberia's extended credit facility, bringing total disbursements to over $379 million. The African Development Bank approved a grant of $48 million in 2011 to support economic governance and competitiveness. Rebuilding infrastructure and raising incomes will depend on generous financial and technical assistance from donor countries and foreign investment in key sectors, such as infrastructure and power generation. The country has achieved high growth during 2010-12 due to favorable world prices for its commodities.

Liberia is blessed with a rich forest resource, a substantial part of which, however, has been lost or degraded in recent years during civil war. Once the country emerges from its political problems, a newly reconstituted and restructured forest sector, built on the pillars of accountability and transparency, could play a major role in economic growth and sustainable development. But its success will depend very much on strong political will and international support.

Liberia's public forest estate (“PFE”) covers an estimated 1.41 million hectares, comprising 1.31 million hectares of natural-forest production PFE and 101,000 hectares of protection PFE. More forest could be committed to the PFE from the presently uncommitted area of about 2 million hectares. None of the PFE is currently thought to be under Sustainable forest management (“SFM”). The existing protection PFE comprises less than 3% of the country's forests.

Ever since the United Nations Conference on Environment and Development (UNCED), which took place in Rio de Janeiro in 1992, countries have been trying to come to an international agreement on how to protect and sustainably manage the world’s forests. Finally, in 2007, the 192 member states of the United Nations Forum on Forests (UNFF) – including Liberia - adopted the Non-legally Binding Instrument on All Types of Forests (NLBI), which is also commonly known as the “Forest Instrument”. This significant international consensus was reached to boost the implementation of sustainable forest management and thus to maintain and enhance the economic, social and environmental values of all types of forests, for the benefit of present and future generations.

Through this agreement, the countries committed themselves (on a voluntary basis) to carry out a wide range of policies and measures promoting stakeholder participation in forest management and decision making, benefits for local communities, valuation of all goods and services from forests, good governance of the forest sector, forest financing, strengthening of forestry education and many other areas that are important to ensure the protection and sustainable management of forest resources and to combat deforestation and forest degradation. Liberia has agreed to become one of the first countries to implement the Forest Instrument. Much of the timber-processing capacity and other infrastructure was destroyed during the civil war and is yet to be rebuilt.

Dependence On One Or A Few Major Customers

We do not currently have any customers. However, we feel that, because of the potential wide base of customers, there will be no problem with dependence on one or few major customers if we are able to implement our business plan.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements Or Labor Contracts

The Company presently has no patents. Although the Company may in the future file for patent protection on products developed or to be developed by it, there can be no assurance that any patents will be issued or, if issued, that such patents will provide the Company with meaningful protection. Further, the technology used by the Company in the future is likely to be within the state-of-the-art and may not be more advanced than the technology used by or available to certain of its potential competitors. The Company may be unable to prevent its competitors and others from incorporating features of the Company’s products and services into their own offerings. Any litigation or adverse proceeding resulting from patent or trademark infringement could result in substantial costs and diversion of resources and could seriously harm our business operations and/or results of operations.

Need For Any Government Approval Of Principal Products Or Services

The Company will be subject to numerous laws in the jurisdictions in which it operates. As to the regulations applicable for Liberian Project, Kirida has secured the following requirements:

a) Certificate of Liberian Business Registration

b) Ministry of Commerce and Industry License for the purpose of Logging Activities

c) Forestry Development Authority - Certificate of Pre-Qualification

No applications have been submitted by Credex or Kirida, or are pending.

Bankruptcy Or Similar Proceedings

There has been no bankruptcy, receivership or similar proceeding involving the Company or Kirida.

Reorganization, Purchase Or Sale Of Assets

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets involving the Company.

Effect Of Existing Or Probable Governmental Regulations On The Business

The Company will be subject to numerous national, international, regional, state and local laws. The Company does not know when or whether additional legislation may pass or whether any such legislation would relate to the types of services currently planned to be provided by the Company or which the Company intends to develop. Accordingly, the Company cannot predict the effect, if any, that any such future regulation may have on its business.

Research And Development Activities During The Last Two Years

We have not expended funds for research and development costs since inception.

Costs And Effects Of Compliance With Environmental Laws

We anticipate material costs and expenses related to compliance with environmental laws. Initial compliance costs associated with environmental laws will be minimal and are estimated at $10,000 during early stages. In early stages there are typically no requirements for environmental impact or sustainable forestry practices studies.

Number Of Total Employees And Number Of Full Time Employees

We currently have one employee, our executive officer, Russell Heaton. He devotes 5 hours per week, to our business and currently is responsible for our general strategy, fund raising and customer relations. Once the offering is complete we will hire additional staff if we generate enough revenue to support the expense. The number of additional staff will depend upon our growth.

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this prospectus before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock, when and if we trade at a later date, could decline due to any of these risks, and you may lose all or part of your investment.

RISKS ASSOCIATED WITH OUR BUSINESS

We are a development stage company and have no operating history. An investment in the shares offered herein is highly risky and could result in a complete loss of your investment if we are unsuccessful in our business plan.

Credex was incorporated on September 2, 2005 and we have not yet commenced any business operations. Until we are actually in the marketplace for a demonstrable period of time, it is impossible to determine if our business strategy will be viable or successful. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans to continue business operations, which would dilute the value of any shares you purchase in this offering.

Because our auditors have issued a going concern opinion, there is a substantial uncertainty that we will continue operations in which case you could lose your investment.

Our auditors have issued a going concern opinion because of the Company’s losses, limited working capital and the absence of any current revenue-generating operations. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such we may have to cease operations and you could lose your entire investment.

We cannot predict when or if we will produce revenues, which could result in a total loss of your investment if we are unsuccessful in our business plans.

We have not yet implemented our business plan or offered our services. Therefore, we have not yet generated any revenues from operations. In order for us to continue with our plans and open our business, we must raise our initial capital to do so through this offering. The timing of the completion needed to commence operations and generate revenues is contingent on the success of this offering. There can be no assurance that we will generate revenues or that revenues will be sufficient to maintain our business. As a result, you could lose all of your investment if you decide to purchase shares in this offering and we are not successful in our proposed business plans.

We may lose a substantial part of our investment if the MOU is terminated.

Any funds raised by the issuance of common shares by Credex shall be held in escrow by Credex. Prior to the formation of Owner, all funds shall be the sole property of Credex and released to Credex in its sole discretion. After the time that the Owner is formed, funds shall be released in accordance with the following: (a) if Credex elects to terminate this MOU, funds in escrow will be disbursed on a 58-42% basis between Credex and Kirida; (b) if Kirida elects to terminate this MOU, all funds in escrow will be disbursed to Credex and Kirida will pay Credex $50,000 to compensate Credex for the work undertaken by Credex in furtherance of the Project; and (c) if there is an early termination by either of the Parties and Owner has acquired assets at the time of such termination then all assets acquired by Owner pursuant to the MOU will be split on a 58-42% basis between Credex and Kirida, respectively. If the MOU is terminated we could lose a substantial part of our investment.

Our business will be dependent on our ability to secure agreements with owners of forests. If we are unable to secure such agreements our business will be adversely affected.

If we are unable to secure agreements with the owners of forests, we may not be able to execute our business plan. We have no agreements of any kind at this time. If we are unable to secure and retain these agreements our business, financial condition and/or results of operations could be materially and adversely affected. We also cannot provide assurances that if we are able to establish such agreements that we will be able to maintain these agreements, on acceptable terms, if at all, and the failure to do so could have a material adverse effect on its business, financial condition and results of operations. Another important component of our success will be the ability to establish and maintain relationships with service providers, including loggers, among other parties. Any inability to establish these relationships or adverse changes in these relationships, including the inability of these parties to fulfill their obligations to us for any reason, could adversely affect our business.

Our success depends, in significant part, on global and regional timber markets and any factors that may have an adverse effect on such markets could have a material adverse effect on our proposed business, financial condition and results of operations.

Our plan is to develop and produce timber. Accordingly, our business, financial condition and results of operations will be directly affected by the demand for forestry products. Demand is subject to fluctuation, and adverse trends in the market could adversely affect our business. In addition, general economic conditions, consumer trends, work stoppages, natural disasters and terrorism could have a material adverse effect on our business. A protracted global recession could have a significant negative impact on our business, financial condition and results of operations could be negatively impacted.

The timber industry is highly competitive, which could adversely affect the company’s financial performance.

The timber industry is highly competitive. We will face significant competition from established national, regional and local forestry providers. There can be no assurance that if we are able to establish our business that will be able to compete successfully in the future with existing or potential competitors or that competition will not have an adverse effect on its business and financial condition.

We may not be able to adapt our business quickly enough to changing customer requirements and industry standards.

The timber industry is characterized by evolving industry standards, frequent production enhancements and changing customer demands. We may not be able to adapt quickly enough and/or in a cost-effective manner to changes in industry standards and customer requirements and preferences, and any failure to do so could adversely affect our business. We may be unable to devote financial resources to new technologies and systems in the future. Any failure on our part to modify or adapt to these trends could render our business competitively disadvantaged, which could adversely affect our business.

Any failure to comply with existing laws, rules and regulations as well as changing laws, rules and regulations and other legal uncertainties, could adversely affect our business.

We will be subject to a wide variety of statutes, rules, regulations, policies and procedures in various jurisdictions, which are subject to change at any time. For example, those laws, rules and regulations relating to deforestation, reforestation, reclamation and environmental conservation, which in some cases regulate the amount of, scope and nature of logging activity. New legislation of this nature is introduced from time to time in various (and is pending in certain) jurisdictions in which we to operate. Our failure to comply with these laws and regulations could result in fines and/or proceedings against us by governmental agencies and/or consumers, which if material, could adversely affect our business and results of operations. In addition, the promulgation of new laws, rules and regulations that restrict or otherwise unfavorably impact the ability or manner in which we plan to operate and may require us to change certain aspects of our business plans to ensure compliance, which could decrease demand for timber, reduce revenues, increase costs and/or subject us to additional liabilities.

We may need to obtain additional financing if we fail to generate revenue in the anticipated timeframe. If we do not obtain such financing, we may have to reduce or cease our activities and investors could lose their entire investment.

Our business plan will be funded by the $8,201,500 that we will attempt to raise in this offering, but that there is no guarantee that any amount will be raised. Even if we are successful, there is no assurance that we will operate profitably or generate positive cash flow in the future. We may require additional financing to sustain our business operations if we are not successful in receiving revenues at the levels we anticipate. We currently do not have any arrangements for further financing other than the offering described in this prospectus, and we may not be able to obtain financing on commercially reasonable terms or terms that are acceptable to us or on any terms at all. Because of the worldwide economic downturn or because of other reasons, we may not be able to raise any additional funds that we require on favorable terms, if any. The failure to obtain necessary financing, if needed, may impair our ability to continue in business.

You may suffer significant dilution if we raise additional capital.

If we raise additional capital, we expect it will be necessary for us to issue additional equity or convertible debt securities. If we issue equity or convertible debt securities, the price at which we offer such securities may not bear any relationship to our value, the net tangible book value per share may decrease, the percentage ownership of our current stockholders would be diluted, and any equity securities we issue in such offering or upon conversion of convertible debt securities issued in such offering, may have rights, preferences or privileges with respect to liquidation, dividends, redemption, voting and other matters that are senior to or more advantageous than our common stock.

If we obtain debt financing, we will face risks associated with financing our operations.

If we obtain debt financing, we will be subject to the normal risks associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest, and the risk that we will not be able to renew, repay, or refinance our debt when it matures or that the terms of any renewal or refinancing will not be as favorable as the existing terms of that debt. If we enter into secured lending facilities and are unable to pay our obligations to our secured lenders, they could proceed against any or all of the collateral securing our indebtedness to them or our other assets including the funds in the escrow account.

Our success is dependent on a limited number of key executives, Kirida Resources and other third party advisors.

The success of our business strategy and our ability to operate profitably depends on the continued employment of our senior management team and the services of Kirida Resources and other third party advisors. The loss of the services of one or more of these key parties could have a material adverse effect on our business, financial condition and/or results of operations. There can be no assurance that we will be able to retain our existing senior management or Kirida Resources, attract additional qualified executives or joint venture partners or adequately fill new senior management positions or vacancies created by expansion or turnover. We do not have employment agreements with our senior management team and we do not maintain key-person life insurance policies on their lives. The loss of any of our senior management or Kirida Resources or key personnel could seriously harm our business.

We have no experience in the timber industry and Kirida has limited experience and resources.

Neither Credex nor Kirida have substantial timber industry experience or financial resources. With such a lack of experience there can be no assurance that we will ever generate revenues or operate a successful business. As a result, you could lose all of your investment if you decide to purchase shares in this offering and we are not successful in our proposed business plans

Mr. Heaton, the sole officer and director of the company, currently devotes approximately 5 hours per week to company matters. The company’s needs could exceed the amount of time or level he may have. this could result in a conflict of interest and his inability to properly manage company affairs, resulting in our remaining a start-up company.

We have not formulated a plan to resolve any possible conflict of interest with Mr. Heaton’s other business activities. In the event he is unable to fulfill any aspect of his duties to the Company or we are required to search for a replacement for Mr. Heaton we may experience a shortfall or complete lack of sales resulting in little or no profits and eventual closure of our business.

Our management has no experience in a public company setting. Management decisions and choices may not take into account standard operating procedures required for a public company. as a result, we may have to suspend or cease activities which will result in the loss of your investment.

Mr. Heaton, our sole officer and director, has no experience as the principal executive officer or principal financial officer of a public company. Consequently our activities, earnings and ultimate success could suffer irreparable harm due to management’s lack of experience. As a result we may have to suspend or cease activities which will result in the loss of your investment.

Potential liability could cause Credex to go out of business.

The Company’s intended operations and both the activities of the Company and Kirida could expose it to potential liability for which it may not be able to secure adequate levels of insurance. If the Company is found to be liable, it may not be able to continue in business.

We may fail to adhere to SEC filing requirements.

Adherence to securities laws, regulations and standards require substantial legal and financial expertise and compliance costs. If our efforts to comply with securities, laws, regulations and standards, investors may not receive key information on a timely basis and regulatory authorities may initiate legal proceedings against us and our business may be harmed.

Item 1B. Unresolved Staff Comments.

As of December 2013, there are no unresolved Staff Comments

Item 2. Properties.

We do not currently own any property. The mailing address of the Company is 848 Rainbow Blvd, #2096, Las Vegas, NV 89107. While our address is in Nevada, our sole officer and director currently operates our business from Utah without an office and through the use of phone and email.

Item 3. Legal Proceedings.

Neither Credex nor Kirida are involved in any pending legal proceeding, and we are not aware of any pending or threatened litigation against us or Kirida.

Item 4. Mine Safety Disclosures.

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market For Common Equity

No public market currently exists for shares of our common stock. Our common stock is eligible for quotation on the Over-the-Counter Bulletin Board under the symbol “CRDX”. There have been no quotes of our common stock during the two most recent fiscal years and subsequent interim periods for which financial statements are included herein. Accordingly, there is no current quote price for the stock. The Company has no equity compensation plans and there are no shares of common stock issuable upon the exercise of outstanding options or warrants to purchase, or securities convertible into, common stock of the Company. Other than the registered offering for shareholders pursuant to Registration No. 333-170829, there is no common equity being, or publicly proposed to be, publicly offered by the Company, the offering of which could have a material effect on the market price of the Company’s common equity. The Company has approximately 15 shareholders.

Dividend Policy

We have never declared or paid any dividends on our common stock. We currently expect to retain all available funds and future earnings, if any, for use in the operation and growth of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our Board, subject to compliance with applicable law and any contractual provisions, including under any agreements for indebtedness we may incur, that restrict or limit our ability to pay dividends, and will depend upon, among other factors, our results of operations, financial condition, earnings, capital requirements and other factors that our Board deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans:

The Company does not have any equity compensation plans.

Recent Sales of Unregistered Securities:

None

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

The Company recently decided to pursue a new business opportunity and entered into a memorandum of understanding (the “MOU”) with Kirida Resources Inc. (“Kirida”), to pursue and implement forestry management programs in emerging market countries. Kirida is a Canadian company that has options to manage forests in Papua New Guinea, Liberia and Cameroon. Kirida has a team of professional forestry management experts to implement harvesting programs as per international environmental standards with reforestation programs and product certifications. The Company is currently reviewing forestry management and harvesting projects with Kirida. Based on its review, the Company intends to decide whether to pursue certain opportunities based on several factors including revenue potential.

The Company was introduced to Kirida through mutual contacts in the summer of 2013. During its discussions with Kirida, the Company learned about attractive global investment opportunities in timber, particularly in Liberia given the availability and accessibility to the forested land for logging and development, the ability to acquire land, the ability to obtain required licenses for logging and forestry activities, the high quality timber species and high demand in Europe and Asia for logs, sawn wood and other processed and specialty products. After learning more, the Company approached Kirida about potentially collaborating to make an investment in timber. Our agreement with Kirida is not exclusive for either party.

Other than the MOU, we currently have no agreements and do not anticipate entering into any such agreements until we complete this offering. We intend to use the net proceeds from this offering to develop our business operations. See “Business” and “Use of Proceeds.” We are a development stage company with no revenues or operating history. Our address is 848 Rainbow Blvd, # 2096 Las Vegas, Nevada 89107. The telephone number is 801-243-5661. While our address is in Nevada, our sole officer and director currently operates our business from Utah without an office and through the use of phone and email.

Since our inception, we have devoted our activities to the following:

(1) Purchasing a debt portfolio;

(2) Obtaining bids from professional collectors to collect the portfolio;

(3) Developing contacts from whom to purchase portfolios;

(4) Contracting for operational support; and

(5) Securing enough capital to carry out these activities.

Plan of Operations

As discussed above we have not yet operated pursuant to our business plan. We have generated no revenue in 2013 or 2012.

Development stage operating expenditures during the period from inception on September 2, 2005 to December 31, 2013 were $343,628 which consisted primarily of general and administrative expenses related to legal, accounting and other fees related to our formation and public statement filings with cumulative income from inception to December 31, 2013 of $23,417 including finance income of $15,417 and consulting income of $8,000. Our net loss was $12,450 and $7,428 for the years ended December 31, 2013 and 2012, respectively and $321,731 from inception to December 31, 2013.

Comparison of the Years Ended December 31, 2013 and 2012

Lack of Revenues

We have limited operational history. From our inception on September 2, 2005 to December 31, 2013 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the years ended December 31, 2013 and 2012 were $12,450 and $7,428 respectively. Operating expenses in 2013 consisted of professional fees of $10,250 and stock transfer agent fees of $2,200. Operating expenses in 2012 consisted of professional fees of $7,078 and stock transfer agent fees of $350.

Liquidity and Capital Resources

Our capital resources have been acquired through the sale of shares of our common stock and loans from shareholders and third parties.

At December 31, 2013 and 2012, we had total assets of $0and $2,000 respectively, consisting of prepaid expenses and cash.

At December 31, 2013 and 2012, our total liabilities were $20,289 and $9,839, respectively consisting primarily of accounts payable and shareholder loans.

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

During the year ended December 31, 2012, the Company received loans from Service Merchants Corp, a related party totaling $7,700 towards audit fees and professional fees. The loans are unsecured, non-interest bearing and due on demand. As of December 31, 2013, $7,700 was due to Service Merchant Corp.

During the year ended December 31, 2013, the Company received loans from a shareholder of the company through Global Merchant Corp, a related party totaling $11,289 towards various operating expenses. The loans are unsecured, non-interest bearing and due on demand. As of December 31, 2013, $11,289 was due to Global Merchant Corp.

During the year ended December 31, 2013, the Company received loans from a shareholder of the company through Sterling Investment Corp, a related party totaling $1,000 towards professional fees for edgar filing agent. The loans are unsecured, non-interest bearing and due on demand. As of December 31, 2013, $1,000 was due to Sterling Investment Corp.

Cash Requirements

We intend to provide funding for our activities, if any, through a combination of the private placement of the company’s equity securities and the public sales of equity securities.

We have no agreement, commitment or understanding to secure any funding from any source.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Neither Credex nor Kirida has ever been in bankruptcy or receivership.

Office

Credex’s executive office is located at 848 Rainbow Blvd, # 2096 Las Vegas, NV 89107. The telephone number is (801)-243-5661.

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

DECEMBER 31, 2013

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

March 4, 2014

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Credex Corporation

Las Vegas, Nevada

To Whom It May Concern:

Silberstein Ungar, PLLC hereby consents to the use in the Form 10-K, Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934, filed by Credex Corporation of our report dated February 20, 2014, relating to the financial statements of Credex Corporation, as of and for the years ending December 31, 2013 and 2012, and for the period from September 2, 2015 (date of inception) to December 31, 2013.

Sincerely,

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

Credex Corporation
(A Development Stage Company)
BALANCE SHEETS
As of December 31, 2013 and 2012

	2013	2012
ASSETS
CURRENT ASSETS:
Cash	$—	$—
Prepaid expenses	—	2,000
Total Assets	$—	$2,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES:
CURRENT LIABILITIES:
Accounts payable	$300	$2,139
Related party payable - stockholders loan	19,989	7,700
Total Liabilities	20,289	9,839

STOCKHOLDERS' DEFICIT:
Common stock, $0.001 par value;
100,000,000 authorized shares, 58,992,500
shares issued and outstanding at
December 31, 2013 and December 31, 2012, respectively	58,993	5,899
Additional paid-in capital	242,449	295,543
Accumulated deficit during the development stage	(321,731)	(309,281)
Total Stockholders' Deficit	(20,289)	(7,839)

Total Liabilities and Stockholders' Deficit	$—	$2,000

The accompanying notes are an integral part of these financial statements.

Credex Corporation
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the years ended December 31, 2013 and 2012
For Period from Inception (September 2, 2005) to December 31, 2013

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012	For the Period from Inception (September 2, 2005) to December 31, 2013

REVENUE:
Finance income	$—	$—	$15,417
Consulting income	—	—	8,000
TOTAL REVENUE	—	—	23,417
OPERATING EXPENSES:
Travel	—	—	6,882
Office expenses	—	—	10,027
Telephone	—	—	2,963
Professional fees	10,250	7,078	285,510
Advertising	—	—	350
Portfolio purchase	—	—	21,000
Seminar	—	—	1,585
Stock transfer agent fees	2,200	350	8,800
Rent	—	—	6,511
TOTAL OPERATING EXPENSES	12,450	7,428	343,628

LOSS FROM OPERATIONS	(12,450)	(7,428)	(320,211)
OTHER INCOME (EXPENSE):
Interest income	—	—	33
Interest expense	—	—	(1,553)
TOTAL OTHER INCOME (EXPENSE)	—	—	(1,520)

LOSS BEFORE PROVISION FOR INCOME TAXES	(12,450)	(7,428)	(321,731)
PROVISION FOR INCOME TAXES	—	—	—
NET LOSS	$(12,450)	$(7,428)	$(321,731)

Net Loss Per Share: Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding	58,992,500	58,992,500

The accompanying notes are an integral part of these financial statements.

	Credex Corporation
	(A Development Stage Company)
	STATEMENTS OF STOCKHOLDERS’ DEFICIT
	For Period from Inception (September 2, 2005) to December 31, 2013

	Common Stock		Additional		Development	Total
			Paid-in	Unearned	Stage	Stockholders’
	Shares	Amount	Capital	Capital	Deficit	Deficit

September 2, 2005, Date of Incorporation	—	$—	$—	$—	$—	$—
Shares purchased for cash	100,000	10	990	—	—	1,000

Net loss for period ended December 31, 2005	—	—	—	—	(8,397)	(8,397)
Balances - December 31, 2005	100,000	10	990	—	(8,397)	(7,397)

Net loss for year ended December 31, 2006	—	—	—	—	(8,056)	(8,056)
Balances - December 31, 2006	100,000	10	990	—	(16,453)	(15,453)

Stock holders loan used to purchase shares	24,900,000	2,490	15,441	—	—	17,931

Net loss for year ended December 31, 2007	—	—	—	—	(2,087)	(2,087)

Balances - December 31, 2007	25,000,000	2,500	16,431	—	(18,540)	391

Shares issued for cash	3,500,000	350	6,650	—	—	7,000

Net loss for year ended December 31, 2008	—	—	—	—	(7,001)	(7,001)

Balances - December 31, 2008	28,500,000	2,850	23,081	—	(25,541)	390

Shares issued for cash	7,155,000	715	13,595	—	—	14,310

Net loss for year ended December 31, 2009	—	—	—	—	(15,015)	(15,015)

Balances - December 31, 2009	35,655,000	3,565	36,676	—	(40,556)	(315)

Shares issued for cash	2,675,000	268	5,082	—	—	5,350
Shares issued for cash	5,662,500	566	22,084	—	—	22,650
Shares issued for future services	15,000,000	1,500	198,500	(200,000)	—	—
Unearned capital amortized	—	—	—	100,000	—	100,000

Net loss for year ended December 31, 2010	—	—	—	—	(129,577)	(129,577)

Balances - December 31, 2010	58,992,500	5,899	262,342	(100,000)	(170,133)	(1,892)

Unearned capital amortized	—	—	—	100,000	—	100,000
Forgiveness of shareholder debt	—	—	33,201	—	—	33,201

Net loss for year ended December 31, 2011	—	—	—	—	(131,720)	(131,720)

Balances - December 31, 2011	58,992,500	5,899	295,543	—	(301,853)	(411)

Net loss for year ended December 31, 2012	—	—	—	—	(7,428)	(7,428)

Balances - December 31, 2012	58,992,500	5,899	295,543	—	(309,281)	(7,839)

Par value adjustment for forward stock split	—	53,094	(53,094)	—	—	—

Net loss for year ended December 31, 2013	—	—	—	—	(12,450)	(12,450)

Balances - December 31, 2013	58,992,500	$58,993	$242,449	$—	$(321,731)	$(20,289)

The accompanying notes are an integral part of these financial statements.

Credex Corporation
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the years ended December 31, 2013 and 2012
For Period from Inception (September 2, 2005) to December 31, 2013

	For the Years Ended December 31,		For the Period from Inception (September 2, 2005) to December 31,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(12,450)	$(7,428)	$(321,731)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of stock issued for services	—	—	200,000
CHANGES TO ASSETS AND LIABILITIES
(Increase) decrease in prepaid expenses	2,000	(2,000)	—
Increase (decrease) in accounts payable	(1,839)	1,689	300

NET CASH USED BY OPERATING ACTIVITIES	(12,289)	(7,739)	(121,431)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholder loan - related party	12,289	7,700	58,490
Repayments of stockholder loan	—	—	(5,300)
Proceeds fron notes payable	—	—	5,000
Repayments of notes payable	—	—	(5,000)
Proceeds from sale of common stock	—	—	68,241

NET CASH PROVIDED BY FINANCING ACTIVITIES	12,289	7,700	121,431

NET INCREASE (DECREASE) IN CASH	—	(39)	—

Cash and Cash Equivalents - Beginning	—	39	—

Cash and Cash Equivalents - Ending	$—	$—	$—

Supplemental Cash Flow Information
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$—	$—	$—

Supplemental Non-Cash Investing and Financing Information
Forgiveness of shareholder debt recorded as contributed capital	$—	$—	$33,201

The accompanying notes are an integral part of these financial statements.

CREDEX CORPORATION

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

DECEMBER 31, 2013

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

CREDEX CORPORATION

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE B – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s financial position and operating results raise substantial doubt about its ability to continue as a going concern. The Company is in the development stage and has sustained losses of $321,731 since inception to December 31, 2013. The ability of the Company to continue as a going concern is dependent upon expanding operations and obtaining additional capital and financing. Management’s plan in this regard is to implement the Company’s business plan and to secure additional funds through equity or debt financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE C – RELATED PARTY PAYABLE – STOCKHOLDERS’ LOAN

During the year ended December 31, 2012, the Company received loan from Service Merchants Corp, a related party totaling $7,700 towards operating expenses. The loans are unsecured, non-interest bearing and due on demand. As of December 31, 2013, $7,700 was due to Service Merchant Corp.

During the year ended December 31, 2013, the Company received loans from a shareholder of the company through Global Merchant Corp, a related party totaling $11,289 towards various operating expenses. The loans are unsecured, non-interest bearing and due on demand. As of December 31, 2013, $11,289 was due to Global Merchant Corp.

During the year ended December 31, 2013, the Company received a loan from a shareholder of the company through Sterling Investment Corp, a related party totaling $1,000 towards operating expenses. The loan is unsecured, non-interest bearing and due on demand. As of December 31, 2013, $1,000 was due to Sterling Investment Corp.

As of December 31, 2013, total related party payable – stockholders loan outstanding was $19,989.

CREDEX CORPORATION

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

Share transactions during the year ended December 31, 2010, resulted in an increase in shares outstanding of 23,337,500 shares as follows:

Shares issued for cash	2,675,000
Shares issued for cash	5,662,500
Shares issued for future services	15,000,000
23,337,500

During the year ended December 31, 2011, shareholders of the Company agreed to forgive $33,201 of debt. The amount was recorded as contributed capital.

On September 13, 2013, the Company received approval from the Financial Industry Regulatory Authority (“FINRA”) clearing a ten to one (10:1) forward stock split previously approved by the Company’s board of directors. The record Date for the forward stock split is September 16, 2013 which resulted in an increase in the number of shares issued and outstanding from 5,899,250 to 58,992,500 shares. All reference to shares and per share amounts in the accompanying financial statements have been retroactively restated to reflect the aforementioned forward stock split.

As a result of stock split, there were 58,992,500 shares of common stock issued and outstanding as at December 31, 2013.

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

NOTE F - INCOME TAXES

For the year ended December 31, 2013, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $321,731 at December 31, 2013, and will expire beginning in the year 2025.

The provision for Federal income tax consists of the following for the years ended December 31, 2013 and 2012:

	2013	2012
Federal income tax benefit attributable to:
Current Operations	$4,233	$2,526
Less: valuation allowance	(4,233)	(2,526)
Net provision for Federal income taxes	$0	$0

CREDEX CORPORATION

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE F - INCOME TAXES (CONTINUED)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of December 31, 2013 and 2012:

	2013	2012
Deferred tax asset	$109,389	$105,156
Valuation allowance	(109,389)	(105,156)
Net Deferred Tax Asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $321,731 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE G – JOINT VENTURE

The Company entered into an Amended and Restated Memorandum of Understanding with Kirida (the “MOU”) on November 12, 2013. The MOU was entered into for the purpose of financing, developing plans and ultimately creating a new jointly owned company to harvest, process, develop, produce and export timber-related products in Papua New Guinea and/or West Africa (“Project”). Under the MOU, the parties will initially seek a permit for a minimum of 100,000 acres with a minimum timber valuation of $25 million.

Under the MOU, the initial financing (largely generated by the net proceeds of this offering) will be used to complete a Timber Valuation Report and Forestry Management Plan (the “Report”), for certain consulting fees, financing costs, joint venture related costs, investor relation costs and other vendor payments.

The Report will be produced for the Project by Kirida’s forestry management team in collaboration with B.A. Blackwell & Associates Ltd, a Canadian forestry consultant. Kirida will compile all available Project data, create a Phase 1 report, conduct a site visit to perform timber production & processing review, conduct inventory assessment and finalize a Phase 2 report. To assist Kirida in its services, Kirida will pay Earth Wind and Power Corp (“EWP”), a Canadian consulting firm and shareholder of the Company up to $50,000 upon completion of financing of $5 million or more.

The Company agreed to use its reasonable best efforts to issue shares of its common stock to raise funds for the Project in three phases: $60,000 for the evaluation phase (Phase 1); $500,000 for the acquisition, design and business plan phase (Phase 2); and $5,000,000 for the production phase (Phase 3). Credex and Kirida will form a new legal entity in a jurisdiction to be determined to own the Project (the “Owner”). Credex will receive 90% of the equity of the Owner. Service Merchants Corp (a majority shareholder of Credex) will receive 10% of the equity of the Owner. Kirida will be entitled to receive up to 42% equity of the Owner upon the Owner acquiring an asset with a minimum value of $25 million.

The net profits of the Owner will be allocated on a basis of each of its equity holder’s ownership percentage.

Funds raised through this offering or any financing arranged by Kirida will be deposited in escrow and disbursed for Project costs by the escrow agent as agreed by Kirida and Credex.

CREDEX CORPORATION

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE G – JOINT VENTURE (CONTINUED)

The Project will be terminated and, if applicable, the Owner will be dissolved upon the earliest to occur of: completion of the Project and receipt of all sums due to Credex and Kirida, and payment for all performed and contributed services and/or products in connection with the Project; and/or; the mutual agreement of the parties.

If either party elects to terminate the MOU before all obligations are completed then the following applies: (a) if Credex elects to terminate the MOU, funds in escrow will be disbursed on a 58-42% basis between Credex and Kirida; (b) if Kirida elects to terminate the MOU, Kirida will pay Credex $50,000 to compensate for the work undertaken by Credex in furtherance of the Project; and (c) if there is an early termination by either of the parties all assets acquired pursuant to the MOU will be split on a 58-42% basis between Credex and Kirida, respectively.

Kirida will act as a project manager and will be responsible for the operational side of the Project and management and accounting of all financial expenditures and revenue collecting.

Any dispute arising out of the MOU will be resolved by binding arbitration.

NOTE H - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are none.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company handles all aspects of the company. Based upon the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of December 31, 2013 due to the Company’s small size and a lack of segregation of duties.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2013 that have materially impacted, or are reasonably likely to materially impact, the Company’s internal control over financial reporting.

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

Management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2013 and determined that controls are ineffective due to the Company’s small size and lack of segregation of duties.

This annual report does not include an attestation report by our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only our management report in this annual report.

Item 9B. Other Information.

None.

Part III

Item 10. Directors, Executive Offices and Corporate Governance

The name, age and title of our executive officer and director is as follows:

Officer and/or Director	Age	Title
Russell Heaton	65	President, Chief Executive Officer, Secretary, Treasurer and Director

The person named above has served in his positions from August 7, 2013 until present.

Term Of Office

A Director is appointed to hold office until the next annual meeting of our stockholders or until a successor is elected and qualified, or until resignation or removal in accordance with the provisions of the Company by-laws or Florida corporate law. An Officer is appointed by our Board of Directors and holds office until removed by the Board. The Board of Directors has no nominating, auditing or compensation committees.

Significant Employees

We currently have one employee, our executive officer, Russell Heaton. He devotes 5 hours per week to our business and currently is responsible for our general strategy, fund raising and customer relations. Once revenues will support the expense we will hire additional staff.

No officer or director of the Company has been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities. No officer or director of the Company has been convicted in any criminal proceeding (excluding traffic violations) nor are they the subject of any currently pending criminal proceeding.

Executive Biography

The following is a summary of the experience (during the past five years) and background of our sole executive officer and director.

Russell Heaton. Mr. Heaton earned his BS degree in Political Science and Latin American Studies from Brigham Young University and later pursued graduate studies in advanced management techniques from Notre Dame. Mr. Heaton’s career has included owning his own marketing, consulting, and advertising firm, as well as being involved in the radio and television industry, and as a Station Manager and Vice President-General Manager of a major production facility.

Mr. Heaton is currently involved in consulting with in number of business that include but are not limited to Exportation of Iron Ore, Manganese, Copper, Soy Beans, Coffee etc. He maintains an active office in Sao Paulo Brazil with his partners there and has worked principally with Betel Imports Exports USA. He has also through this association worked with Broadcast International and their Codesys Compression systems for Broadcast Technology and had acquired for a time exclusive marketing rights to market this technology to South America. He also consults and works through a working partnership with Mark Steel Corporation, Northern Pacific Gold Corp and Process innovators, to market and license the LPFCC “Low Profile Fluid Catalytic Cracking” process used in oil refining. He has helped companies secure marketing rights for this technology in Asia, North America, Central America, and South America. Mr. Heaton consults with Jet Recycling in promoting and launching their process in North and South America. Much of this activity is done through his activity with Wellborn Energy in 7/25/2005 as President of C & E Enterprises in 6/9/2010 where he devotes the majority of his time and activities.

Mr. Heaton’s involvement in Credex was to give some professional business experience and guidance on an inexpensive part time basis to assist the company during the acquiring of a viable MOU and meaningful business purpose so that the company could raise funds and move forward. Mr. Heaton served on the Board of Directors and is a Past President of Big Brothers and Sisters or Utah County, Served for more than 25 years as a Director and is past president of the Utah Chapters of the March of Dimes. Mr. Heaton currently serves as an advisor to the IEYC International Environmental Youth Conference which promotes environmental education to youth around the globe and promotes the important process of recycling our waste to promote a cleaner environment for the world.

Audit Committee

We do not currently have an audit committee or a committee performing similar functions. Our Board of Directors as a whole participates in the review of financial statements and disclosure.

Code Of Ethics

We have not adopted a code of ethics that applies to our officer, director and employee. When we do adopt a code of ethics, we will disclose it in a Current Report on Form 8-K.

Item 11. Executive Compensation

Currently our officer and director receives no compensation for his services during the development stage of our business operations. He is reimbursed for any out-of-pocket expenses he may incur on our behalf. No officer or director that preceded Mr. Heaton in the past three years, including Mr. Arunkumar Rajapandy, our former CEO, received any compensation for their services.

In order to entice Mr. Heaton to become our new officer and director he was granted two hundred and fifty thousand (250,000) shares of common stock which was granted to him in two disbursements; twenty five thousand (25,000) shares of common stock on 9/2/2013 and two hundred and twenty five thousand (225,000) shares of common stock on 9/26/2013 as recorded by Globex Transfer, LLC and reflected in our Shareholders With Certificate Detail attached as an exhibit to this filing.

In the future, once revenue is being generated, we may approve payment of salaries for our officer and director, but currently, no such plans have been approved.  No officer or director salaries will be paid from the proceeds of this offering. We do not have any employment agreements in place with our officer and director. We also do not currently have any benefits, such as health or life insurance, available to our employee.

Summary Compensation Table. The following table sets forth certain information concerning the annual and long-term compensation of our current Chief Executive Officer and other executive officers during the fiscal year for the last two fiscal years.

Description	Name (1)
Name and Principal	Russell
Position (a)	Heaton

Year (b)	2012
Salary ($) (c)	$0
Bonus ($) (d)	0
Stock Awards ($) (e)	0
Option Awards ($) (f)	0
Non-equity Incentive Plan Compensation ($) (g)	0
Change in pension value and Non-Qualified deferred compensation earnings ($) (h)	0
All other compensation ($) (i)	0
Total ($) (j)	$0

Year (b)	2013
Salary ($) (c)	$0
Bonus ($) (d)	0
Stock Awards ($) (e)	0
Option Awards ($) (f)	0
Non-equity Incentive Plan Compensation ($) (g)	0
Change in pension value and Non-Qualified deferred compensation earnings ($) (h)	0
All other compensation ($) (i)	0
Total ($) (j)	$0

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

PRINCIPAL STOCKHOLDERS

5% and greater shareholders’ beneficial ownership

Title of Class	Name and Address of	Amount of shares held	Percent
	Beneficial Owner	by Beneficial Owner
Common stock	Service Merchants Corp	53,492,500	90.7%
	P.O. Box 258
	Nossa Heads
	Queensland, Australia, 4567

Common stock	Earth Wind & Power Corp	5,000,000	8.5%
	9175 Mainwaqring Road
	North Sannich
	British Columbia, V8L1J9

The following table contains information as of the date of this filing as to the beneficial ownership of shares of common stock of the Company, as well as all persons as a group who were then officers and directors of the Company.

Management beneficial ownership

Title of Class	Name and Address(1)	Shares	Percent

Common stock	Russell Heaton CEO	250,000	*
Common stock	Arunkumar Rajapandy (former CEO)	0	*
Common stock	Officers and Directors as a group (1 person)	250,000	*

(1) The address of each person is Credex Corporation, 848 Rainbow Blvd, #2096, Las Vegas, Nevada 89107

*Represents less than 1% of outstanding shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On July 9, 2010, the issuer entered into an agreement for services with Cypress Bend Executive Services, LLC (“Cypress"), whereby Cypress acted as a consultant to the Company, preparing and filing documents with the SEC to take the Company public and securing a transfer agent and market maker broker-dealer for the Company's stock. In exchange for these services, the issuer agreed to pay Cypress cash fees of $200,000. In lieu of cash payment, the issuer provided Cypress with 2,958,625 shares of its stock, which Cypress agreed to return upon receipt of the cash payment of $200,000. On November 9, 2011, Cypress agreed to cancel its right to the cash payment and retained the shares in full payment for its services. From that time forward, Cypress had no relationship with the Company other than that of a shareholder until it sold its shares to Service Merchants Corp. Cypress does not have any current contracts with Credex.

During the year ended December 31, 2011, three shareholder of the Company loaned a total of $5,300 to help fund operations. These loans were unsecured, due on demand and bore 12% interest. The notes were repaid during the year ended December 31, 2011. Total interest expense related to these loans was $1,236 for the year ended December 31, 2011.

During the year ended December 31, 2012, the Company received loan from Service Merchants Corp, a related party totaling $7,700 towards audit fees and professional fees. The loans are unsecured, non-interest bearing and due on demand. As of December 31, 2013, $7,700 was due to Service Merchant Corp.

During the year ended December 31, 2013, the Company received loan from a shareholder of the company through Global Merchant Corp, a related party totaling $11,289 towards various operating expenses. The loans are unsecured, non-interest bearing and due on demand. As of December 31, 2013, $11,289 was due to Global Merchant Corp.

During the year ended December 31, 2013, the Company received loan from a shareholder of the company through Sterling Investment Corp, a related party totaling $1,000 towards professional fees for edgar filing agent. The loans are unsecured, non-interest bearing and due on demand. As of December 31, 2013, $1,000 was due to Sterling Investment Corp.

If the Company is successful securing the Project pursuant to the MOU, Earth Wind and Power (“EWP”), run by Rick Plotnikoff, the president and sole shareholder of EWP, EWP has orally agreed to provide sales and marketing consulting services to the Company under terms yet to be determined. EWP  is a 8.5% shareholder of Credex. Rick Plotnikoff has over 15 years in marketing various products. Mr. Plotnikoff previously worked in lumber mills in British Columbia and still has friends and relatives in the lumber business. EWP has developed a database with buyers of wood products. EWP is a member of Timberweb.com and globalwood.org. EWP is not affiliated with Kirida.

Shell company status

During the past five fiscal years, Cypress and Service Merchants Corp. are the only two persons who acquired control of the Company. The sole shareholder of Cypress is Steven G. Salmond. The shareholders of Service Merchants Corp. are Robert Guerra and Rodney Brewer. Except as described above and in Note H to the Company’s financial statements, neither party has, directly or indirectly, received money, property, contracts, options or rights of any kind, assets, services or other consideration from the Company.

Item 14. Principal Accounting Fees and Services

In 2012, the Company engaged Silberstein Ungar, PLLC to audit its 2011 financial statements and fees to Silberstein Ungar, PLLC were $3,300. The aggregate professional fees paid to Silberstein Ungar PLLC for its annual audit and quarterly reviews during the year ended December 31, 2013 and 2012 were as follows:

	December 31, 2013	December 31, 2012
Audit Fees and Audit Related Fees	$6,000	$4,400
Tax Fees	—	—
All Other Fees	—	—
TOTAL	$6,000	$4,400

In the above table, "audit fees" are fees billed by our Company's external auditor for services provided in auditing our Company's annual financial statements for the subject year. "Audit-related fees" are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit review of our company's financial statements.

"Tax fees" are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning.

"All other fees" are fees billed by the auditor for products and services not included in the foregoing categories.

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

Credex Corporation

By: __/S/ Russell Heaton_

Russell Heaton,

Chief Executive Officer

Chief Financial Officer

Director

Date: March 4, 2014

