Form 10-K/A
period 2013-12-31
CREDEX CORP
filed 2014-03-10
CIK 1432939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2013 for Credex Corporation is being filed solely to replace page F-2 with “Report of Independent Registered Public Accounting Firm”. All other items remain unchanged.

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

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Credex Corporation
Las Vegas, Nevada

We have audited the accompanying balance sheets of Credex Corporation (the “Company”) as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended and for the period from September 2, 2005 (Date of Inception) through December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Credex Corporation as of December 31, 2013 and 2012 and the results of its operations and its cash flows for the years then ended and for the period from September 2, 2005 (Date of Inception) through December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements, the Company has a working capital deficit, has received no revenue from sales of products or services, and has incurred losses from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note B. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan

February 20, 2014

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

Date: March 10, 2014

