Form 10-Q
period 2014-03-31
CREDEX CORP
filed 2014-05-15
CIK 1432939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 14, 2014 is 58,992,500 shares.

CREDEX CORPORATION

(A Development Stage Company)

1

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX TO UNAUDITED FINANCIAL STATEMENTS	PAGE

Unaudited Balance Sheets at March 31, 2014 and December 31, 2013	F-1

Unaudited Statements of Operations for the three month periods ended March 31, 2014 and 2013 and for the period from inception, September 2, 2005, through March 31, 2014	F-2

Unaudited Statements of Stockholders’ Deficit for the period from inception, September 2, 2005, through March 31, 2014	F-3

Unaudited Statements of Cash Flows for the three month periods ended March 31, 2014 and 2013 and for the period from inception, September 2, 2005, through March 31, 2014	F-4

Notes to Financial Statements	F-5

2

Credex Corporation
(A Development Stage Company)
BALANCE SHEETS (Unaudited)
March 31, 2014 and December 31, 2013

	March 31,	December 31,
	2014	2013

ASSETS
CURRENT ASSETS:
Cash	$—	$—
Prepaid expenses	—	—
Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES:
CURRENT LIABILITIES:
Accounts payable	$600	$300
Stockholders loan - Related party	24,437	19,989
Total Liabilities	25,037	20,289

STOCKHOLDERS' DEFICIT:
Common stock, $0.001 par value;
100,000,000 authorized shares, 58,992,500
shares issued and outstanding at
March 31, 2014 and December 31, 2013, respectively	58,993	58,993
Additional paid-in capital	242,449	242,449
Accumulated deficit during the development stage	(326,479)	(321,731)
Total Stockholders' Deficit	(25,037)	(20,289)

Total Liabilities and Stockholders' Deficit	$—	$—

The accompanying notes are an integral part of these financial statements.

Credex Corporation
(A Development Stage Company)
STATEMENTS OF OPERATIONS (Unaudited)
For the three months ended March 31, 2014 and 2013
For Periods from Inception (September 2, 2005) to March 31, 2014

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Cumulative from Inception (September 2, 2005) to March 31, 2014
	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE:
Finance income	$—	$—	$15,417
Consulting income	—	—	8,000
TOTAL REVENUE	—	—	23,417
OPERATING EXPENSES:
Travel	—	—	6,882
Office expenses	—	—	10,027
Telephone	—	—	2,963
Professional fees	4,298	3,300	289,808
Advertising	—	—	350
Portfolio purchase	—	—	21,000
Seminar	—	—	1,585
Stock transfer agent fees	300	300	9,100
Rent	—	—	6,511
General and Adminstration expenses	150	—	150
TOTAL OPERATING EXPENSES	4,748	3,600	348,376

LOSS FROM OPERATIONS	(4,748)	(3,600)	(324,959)
OTHER INCOME (EXPENSE):
Interest income	—	—	33
Interest expense	—	—	(1,553)
TOTAL OTHER INCOME (EXPENSE)	—	—	(1,520)

LOSS BEFORE PROVISION FOR INCOME TAXES	(4,748)	(3,600)	(326,479)
PROVISION FOR INCOME TAXES	—	—	—
NET LOSS	$(4,748)	$(3,600)	$(326,479)

Net Loss Per Share: Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding	58,992,500	58,992,500

The accompanying notes are an integral part of these financial statements.

Credex Corporation
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ DEFICIT (Unaudited)
For Periods from Inception (September 2, 2005) to March 31, 2014

			Additional		Development	Total
	Common Stock		Paid-in	Unearned	Stage	Stockholders’
	Shares	Amount	Capital	Capital	Deficit	Deficit

September 2, 2005, Date of Incorporation	—	$—	$—	$—	$—	$—
Shares purchased for cash	100,000	10	990	—	—	1,000

Net loss for year ended December 31, 2005	—	—	—	—	(8,397)	(8,397)
Balances - December 31, 2005	100,000	10	990	—	(8,397)	(7,397)

Net loss for year ended December 31, 2006	—	—	—	—	(8,056)	(8,056)
Balances - December 31, 2006	100,000	10	990	—	(16,453)	(15,453)

Stock holders loan used to purchase shares	24,900,000	2,490	15,441	—	—	17,931

Net loss for year ended December 31, 2007	—	—	—	—	(2,087)	(2,087)

Balances - December 31, 2007	25,000,000	2,500	16,431	—	(18,540)	391

Shares issued for cash	3,500,000	350	6,650	—	—	7,000

Net loss for year ended December 31, 2008	—	—	—	—	(7,001)	(7,001)

Balances - December 31, 2008	28,500,000	2,850	23,081	—	(25,541)	390

Shares issued for cash	7,155,000	715	13,595	—	—	14,310

Net loss for year ended December 31, 2009	—	—	—	—	(15,015)	(15,015)

Balances - December 31, 2009	35,655,000	3,565	36,676	—	(40,556)	(315)

Shares issued for cash	2,675,000	268	5,082	—	—	5,350
Shares issued for cash	5,662,500	566	22,084	—	—	22,650
Shares issued for future services	15,000,000	1,500	198,500	(200,000)	—	—
Unearned capital amortized	—	—	—	100,000	—	100,000

Net loss for year ended December 31, 2010	—	—	—	—	(129,577)	(129,577)

Balances - December 31, 2010	58,992,500	5,899	262,342	(100,000)	(170,133)	(1,892)

Unearned capital amortized	—	—	—	100,000	—	100,000
Additional capital brought in	—	—	33,201	—	—	33,201

Net loss for period ended December 31, 2011	—	—	—	—	(131,720)	(131,720)

Balances - December 31, 2011	58,992,500	5,899	295,543	—	(301,853)	(411)

Net loss for period ended December 31, 2012	—	—	—	—	(7,428)	(7,428)

Balances - December 31, 2012	58,992,500	5,899	295,543	—	(309,281)	(7,839)

Par value adjustment for forward stock split	—	53,094	(53,094)	—	—	—
Net loss for period ended December 31, 2013	—	—	—	—	(12,450)	(12,450)

Balances - December 31, 2013	58,992,500	58,993	242,449	—	(321,731)	(20,289)

Net loss for period ended March 31, 2014	—	—	—	—	(4748)	(4,748)

Balances - March 31, 2014	58,992,500	$58,993	$242,449	$—	$(326,479)	$(25,037)

The accompanying notes are an integral part of these financial statements.

Credex Corporation
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (Unaudited)
For the three months ended March 31, 2014 and 2013
For Periods from Inception (September 2, 2005) to March 31, 2014

	For the three months ended March 31,		Cumulative from Inception (September 2, 2005) to March 31,
	2014	2013	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(4,748)	$(3,600)	$(326,479)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of stock issued for services	—	—	200,000
CHANGES TO ASSETS AND LIABILITIES
(Increase) decrease in prepaid expenses	—	2,000	—
Increase (decrease) in accounts payable	300	1,600	600

NET CASH USED BY OPERATING ACTIVITIES	(4,448)	—	(125,879)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholder loan - related party	4,448	—	62,938
Repayments of stockholder loan	—	—	(5,300)
Proceeds fron notes payable	—	—	5,000
Repayments of notes payable	—	—	(5,000)
Proceeds from sale of common stock	—	—	68,241

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,448	—	125,879

NET INCREASE (DECREASE) IN CASH	—	—	—

Cash and Cash Equivalents - Beginning	—	—	—

Cash and Cash Equivalents - Ending	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

CREDEX CORPORATION

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2014

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

March 31, 2014

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

March 31, 2014

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

NOTE B - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s financial position and operating results raise substantial doubt about its ability to continue as a going concern. The Company is in the development stage and has sustained losses of $326,479 since inception to March 31, 2014. The ability of the Company to continue as a going concern is dependent upon expanding operations and obtaining additional capital and financing. Management’s plan in this regard is to implement the Company’s business plan and to secure additional funds through equity or debt financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE C - RELATED PARTY PAYABLE – STOCKHOLDERS’ LOAN

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

During the three months period ended March 31, 2014, the Company received a loan from a shareholder of the company through Service Merchants Corp, a related party totaling $2,000 towards operating expenses. The loans are unsecured, non-interest bearing and due on demand. As of March 31, 2014, $9,700 was due to Service Merchant Corp.

CREDEX CORPORATION

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2014

NOTE C - RELATED PARTY PAYABLE – STOCKHOLDERS’ LOAN (CONTINUED)

During the three months period ended March 31, 2014, the Company received a loan from a shareholder of the company through Sterling Investment Corp, a related party totaling $650 towards operating expenses. The loans are unsecured, non-interest bearing and due on demand. As of March 31, 2014, $1,650 was due to Sterling Investment Corp.

During the three months period ended March 31, 2014, the Company received loan from a shareholder of the company through Global Merchant Corp, a related party totaling $1,600 towards operating expenses. The loans are unsecured, non-interest bearing and due on demand. As of March 31, 2014, $12,889 was due to Global Merchant Corp.

During the three months period ended March 31, 2014, the Company received a loan from a shareholder of the company through Earth Wind Power Corp, a related party totaling $198 towards operating expenses. The loans are unsecured, non-interest bearing and due on demand. As of March 31, 2014, $198 was due to Earth Wind Power Corp,

NOTE D - STOCKHOLDERS’ EQUITY (DEFICIT)

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

NOTE E - COMMITMENTS

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

CREDEX CORPORATION

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2014

NOTE F - INCOME TAXES

For the period ended March 31, 2014, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $326,479 at March 31, 2014, and will expire beginning in the year 2025.

The provision for Federal income tax consists of the following for the three month ended March 31, 2014 and 2013 is given below.

	March 31, 2014	March 31, 2013
Federal income tax benefit attributable to:
Current Operations	$1,614	$1,224
Less: valuation allowance	(1,614)	(1,224)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of March 31, 2014 and December 31, 2013

	March 31, 2014	December 31, 2013
NOL	111,003	109,389
Valuation allowance	(111,003)	(109,389)
Net Deferred Tax Asset	—	—

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $326,479 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE G - JOINT VENTURE

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

Under the MOU, the initial financing (largely generated by the  will be used to complete a Timber Valuation Report and Forestry Management Plan (the “Report”), for certain consulting fees, financing costs, joint venture related costs, investor relation costs and other vendor payments.

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

March 31, 2014

NOTE G - JOINT VENTURE (CONTINUED)

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

NOTE H - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Other than the MOU, we currently have no agreements and do not anticipate entering into any such agreements until we complete this offering. We intend to use the proceeds to develop our business operations. See “Business” and “Use of Proceeds.” We are a development stage company with no revenues or operating history. Our address is 848 Rainbow Blvd, # 2096 Las Vegas, Nevada 89107. The telephone number is 801-243-5661. While our address is in Nevada, our sole officer and director currently operate our business from Utah without an office and through the use of phone and email.

Since our inception, we have devoted our activities to the following:

(1) Purchasing a debt portfolio;

(2) Obtaining bids from professional collectors to collect the portfolio;

(3) Developing contacts from whom to purchase portfolios;

(4) Contracting for operational support; and

(5) Securing enough capital to carry out these activities.

Plan of Operations

As discussed above we have not yet operated pursuant to our business plan. We have generated no revenue as of March 31, 2014 and in 2014.

Development stage operating expenses during the period from inception on September 2, 2005 to March 31, 2014 were $348,376 which consisted primarily of general and administrative expenses related to legal, accounting and other fees related to our formation and public statement filings with cumulative revenue from inception to March 31, 2014 of $23,417 including finance income of $15,417 and consulting income of $8,000. Our net loss was $4,748 and $3,600 for the three months ended March 31, 2014 and 2013, respectively and $326,479 from inception to March 31, 2014.

Comparison of the Three Months Ended March 31, 2014 and 2013

Lack of Revenues

We have limited operational history. From our inception on September 2, 2005 to March 31, 2014 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the three months ended March 31, 2014 and 2013 were $4,748and $3,600 respectively. Operating expenses in March 31, 2014 consisted of professional fees of $ 4,298, stock transfer agent fees of $300 and general and administrative expenses of $150. Operating expenses in March 31, 2013 consisted of professional fees of $3,300 and stock transfer agent fees of $300

Liquidity and Capital Resources

Our capital resources have been acquired through the sale of shares of our common stock and loans from shareholders and third parties.

At March 31, 2014 and December 31, 2013, we had total assets of $0 and $0 respectively.

At March 31, 2014 and December 31, 2013, our total liabilities were $25,037and $20,289, respectively consisting primarily of accounts payable and shareholder loans.

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

Other than the MOU, we currently have no agreements and do not anticipate entering into any such agreements until we complete this offering. We intend to use the to develop our business operations. See “Business” and “Use of Proceeds.” We are a development stage company with no revenues or operating history. Our address is 848 Rainbow Blvd, # 2096 Las Vegas, Nevada 89107. The telephone number is 801-243-5661. While our address is in Nevada, our sole officer and director currently operate our business from Utah without an office and through the use of phone and email.

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

Under the MOU, the initial financing generated by the proceeds will be used to complete a Timber Valuation Report and Forestry Management Plan (the “Report”), for certain consulting fees, financing costs, joint venture related costs, investor relation costs and other vendor payments.

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

Kirida Resources Inc.

Kirida is a Canadian company that has options to manage forests in Papua New Guinea, Liberia and Cameroon. Kirida has a team of professional forestry management experts to implement harvesting programs as per international environmental standards with reforestation programs and product certifications. Kirida has executed an agreement with local Cameroon permit holders to acquire and commence a sustainable and certified forestry management plan for 200,000 hectares of forest.

The goal of Kirida’s forestry management program is to develop economically and environmentally sustainable reforestation programs.

Kirida Resources is a privately-owned company with no assets or revenues. Its primary focus is to provide management services in the resource sector. It is owned equally by Kirida’s two partners, Marke McNichol, President and Murali Janardhan, VP of Corporate Development. Kirida is managed and run by its three employees, Mr. McNichol Mr. Janardhan and John Metcalfe, VP of Finance.

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

The forest industry has mainly been log export oriented. About two million cubic meters of tropical logs are exported annually making PNG the world’s second largest exporter of tropical logs after Malaysia. In 2005, the export of forest products represented 4.7 percent or K476.3 million of the value of all exports from PNG (K10,147.5 million) making forest products the largest non-mineral export from PNG in terms of value.

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

The total area covered by dense productive forests is estimated at 16,467,570 hectares. The tropical humid forests are mainly exploited for timber, firewood and non-timber forest products, while forests in the north are mainly used for firewood and non-wood products.

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

The community forests are granted for a maximum area of 5,000 hectares. Logging takes place on behalf of the community, governed, by sales of standing volumes, personal logging authorization, or by permit, in accordance with a simple management plan approved by the forest authority. Industrial exploitation using heavy machineries for skidding and log transportation is forbidden in community forests. Only artisanal and semi-industrial techniques for which felled trees are sawn on the felling spot are allowed.

The sales of standing volume are granted within the non-permanent forest estate and consist of licenses to log in an area not exceeding 2,500 hectares or a specified volume of standing timber for sale.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable to Smaller Reporting Companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company handles all aspects of the company. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of March 31, 2014 due to the Company’s small size and a lack of segregation of duties.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2014 that have materially impacted, or are reasonably likely to materially impact, the Company’s internal control over financial reporting.

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

Management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of March 31, 2014 and determined that controls are ineffective due to the Company’s small size and lack of segregation of duties.

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

Our business plan will be funded in a best efforts but that there is no guarantee that any amount will be raised. Even if we are successful, there is no assurance that we will operate profitably or generate positive cash flow in the future. We may require additional financing to sustain our business operations if we are not successful in receiving revenues at the levels we anticipate. We currently do not have any arrangements for further financing other than the offering described in this prospectus, and we may not be able to obtain financing on commercially reasonable terms or terms that are acceptable to us or on any terms at all. Because of the worldwide economic downturn or because of other reasons, we may not be able to raise any additional funds that we require on favorable terms, if any. The failure to obtain necessary financing, if needed, may impair our ability to continue in business.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The authorized equity of Credex Corporation consists of 100 million Shares, $.0001 par value per share, of which 58,992,500 Shares are issued and outstanding to officers and directors for cash and services rendered from inception (September 2, 2005) through March 31, 2014

Item 3. Defaults Upon Senior Securities.

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

Credex Corporation

By:	/s/ Russell Heaton	Date:	May 14, 2014
Russell Heaton,
Chief Executive Officer Chief Financial Officer Director

