Form 10-Q
period 2014-06-30
CREDEX CORP
filed 2014-07-30
CIK 1432939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 30, 2014 is 58,992,500 shares.

CREDEX CORPORATION

(A Development Stage Company)

1

CREDEX CORPORATION

(A Development Stage Company)

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX TO UNAUDITED FINANCIAL STATEMENTS	PAGE

Unaudited Balance Sheets at June 30, 2014 and December 31, 2013	F-1

Unaudited Statements of Operations for the three and six month periods ended June 30, 2014 and 2013 and for the period from inception, September 2, 2005, through June 30, 2014	F-2

Unaudited Statements of Stockholders’ Deficit for the period from inception, September 2, 2005, through June 30, 2014	F-3

Unaudited Statements of Cash Flows for the six month periods ended June 30, 2014 and 2013 and for the period from inception, September 2, 2005, through June 30, 2014	F-4

Notes to Financial Statements	F-5

2

Credex Corporation
(A Development Stage Company)
BALANCE SHEETS (Unaudited)
June 30, 2014 and December 31, 2013

	June 30,	December 31,
	2014	2013

ASSETS
CURRENT ASSETS:
Cash	$—	$—
Prepaid expenses	—	—
Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES:
CURRENT LIABILITIES:
Accounts payable	$900	$300
Stockholders loan - Related party	25,237	19,989
Total Liabilities	26,137	20,289

STOCKHOLDERS' DEFICIT:
Common stock, $0.001 par value;
100,000,000 authorized shares, 58,992,500
shares issued and outstanding at
June 30, 2014 and December 31, 2013, respectively	58,993	58,993
Additional paid-in capital	242,449	242,449
Accumulated deficit during the development stage	(327,579)	(321,731)
Total Stockholders' Deficit	(26,137)	(20,289)

Total Liabilities and Stockholders' Deficit	$—	$—

The accompanying notes are an integral part of these financial statements.

Credex Corporation
(A Development Stage Company)
STATEMENTS OF OPERATIONS (Unaudited)
For the Three and Six months ended June 30, 2014 and 2013
For Periods from Inception (September 2, 2005) to June 30, 2014

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	Cumulative from Inception (September 2, 2005) to June 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE:
Finance income	$—	$—	$—	$—	$15,417
Consulting income	—	—	—	—	8,000
TOTAL REVENUE	—	—	—	—	23,417
OPERATING EXPENSES:
Travel	—	—	—	—	6,882
Office expenses	—	—	—	—	10,027
Telephone	—	—	—	—	2,963
Professional fees	800	950	5,098	4,250	290,608
Advertising	—	—	—	—	350
Portfolio purchase	—	—	—	—	21,000
Seminar	—	—	—	—	1,585
Stock transfer agent fees	300	300	600	600	9,400
Rent	—	—	—	—	6,511
General and Administration expenses	—	—	150	—	150
TOTAL OPERATING EXPENSES	1,100	1,250	5,848	4850	349,476

LOSS FROM OPERATIONS	(1,100)	(1,250)	(5,848)	(4,850)	(326,059)
OTHER INCOME (EXPENSE):
Interest income	—	—	—	—	33
Interest expense	—	—	—	—	(1,553)
TOTAL OTHER INCOME (EXPENSE)	—	—	—	—	(1,520)

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,100)	(1,250)	(5,848)	(4,850)	(327,579)
PROVISION FOR INCOME TAXES	—	—	—	—	—
NET LOSS	$(1,100)	$(1,250)	$(5,848)	$(4,850)	$(327,579)

Net Loss Per Share: Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	58,992,500	58,992,500	58,992,500	58,992,500

The accompanying notes are an integral part of these financial statements.

Credex Corporation
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ DEFICIT (Unaudited)
For Periods from Inception (September 2, 2005) to June 30, 2014

			Additional		Development	Total
	Common Stock		Paid-in	Unearned	Stage	Stockholders’
	Shares	Amount	Capital	Capital	Deficit	Deficit

September 2, 2005, Date of Incorporation	—	$—	$—	$—	$—	$—
Shares purchased for cash	100,000	10	990	—	—	1,000

Net loss for year ended December 31, 2005	—	—	—	—	(8,397)	(8,397)
Balances - December 31, 2005	100,000	10	990	—	(8,397)	(7,397)

Net loss for year ended December 31, 2006	—	—	—	—	(8,056)	(8,056)
Balances - December 31, 2006	100,000	10	990	—	(16,453)	(15,453)

Stock holders loan used to purchase shares	24,900,000	2,490	15,441	—	—	17,931

Net loss for year ended December 31, 2007	—	—	—	—	(2,087)	(2,087)

Balances - December 31, 2007	25,000,000	2,500	16,431	—	(18,540)	391

Shares issued for cash	3,500,000	350	6,650	—	—	7,000

Net loss for year ended December 31, 2008	—	—	—	—	(7,001)	(7,001)

Balances - December 31, 2008	28,500,000	2,850	23,081	—	(25,541)	390

Shares issued for cash	7,155,000	715	13,595	—	—	14,310

Net loss for year ended December 31, 2009	—	—	—	—	(15,015)	(15,015)

Balances - December 31, 2009	35,655,000	3,565	36,676	—	(40,556)	(315)

Shares issued for cash	2,675,000	268	5,082	—	—	5,350
Shares issued for cash	5,662,500	566	22,084	—	—	22,650
Shares issued for future services	15,000,000	1,500	198,500	(200,000)	—	—
Unearned capital amortized	—	—	—	100,000	—	100,000

Net loss for year ended December 31, 2010	—	—	—	—	(129,577)	(129,577)

Balances - December 31, 2010	58,992,500	5,899	262,342	(100,000)	(170,133)	(1,892)

Unearned capital amortized	—	—	—	100,000	—	100,000
Additional capital brought in	—	—	33,201	—	—	33,201

Net loss for period ended December 31, 2011	—	—	—	—	(131,720)	(131,720)

Balances - December 31, 2011	58,992,500	5,899	295,543	—	(301,853)	(411)

Net loss for period ended December 31, 2012	—	—	—	—	(7,428)	(7,428)

Balances - December 31, 2012	58,992,500	5,899	295,543	—	(309,281)	(7,839)

Par value adjustment for forward stock split	—	53,094	(53,094)	—	—	—
Net loss for period ended December 31, 2013	—	—	—	—	(12,450)	(12,450)

Balances - December 31, 2013	58,992,500	58,993	242,449	—	(321,731)	(20,289)

Net loss for period ended June 30, 2014	—	—	—	—	(5,848)	(5,848)

Balances - June 30, 2014	58,992,500	$58,993	$242,449	$—	$(327,579)	$(26,137)

The accompanying notes are an integral part of these financial statements.

Credex Corporation
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (Unaudited)
For the six months ended June 30, 2014 and 2013
For Periods from Inception (September 2, 2005) to June 30, 2014

	For the six months ended June 30,		Cumulative from Inception (September 2, 2005) to June 30,
	2014	2013	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(5,848)	$(4,850)	$(327,579)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of stock issued for services	—	—	200,000
CHANGES TO ASSETS AND LIABILITIES
(Increase) decrease in prepaid expenses	—	2,000	—
Increase (decrease) in accounts payable	600	1,600	900

NET CASH USED BY OPERATING ACTIVITIES	(5,248)	(1,250)	(126,679)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholder loan - related party	5,248	1,250	63,738
Repayments of stockholder loan	—	—	(5,300)
Proceeds from notes payable	—	—	5,000
Repayments of notes payable	—	—	(5,000)
Proceeds from sale of common stock	—	—	68,241

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,248	1,250	126,679

NET INCREASE (DECREASE) IN CASH	—	—	—

Cash and Cash Equivalents - Beginning	—	—	—

Cash and Cash Equivalents - Ending	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

CREDEX CORPORATION

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2014

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

June 30, 2014

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

June 30, 2014

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

NOTE B - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s financial position and operating results raise substantial doubt about its ability to continue as a going concern. The Company is in the development stage and has sustained losses of $327,579 since inception to June 30, 2014. The ability of the Company to continue as a going concern is dependent upon expanding operations and obtaining additional capital and financing. Management’s plan in this regard is to implement the Company’s business plan and to secure additional funds through equity or debt financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

During the three months period ended March 31, 2014, the Company received a loan from a shareholder of the company through Service Merchants Corp, a related party totaling $2,000 towards operating expenses. The loans are unsecured, non-interest bearing and due on demand. As of June 30, 2014, $9,700 was due to Service Merchant Corp.

CREDEX CORPORATION

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE C - RELATED PARTY PAYABLE – STOCKHOLDERS’ LOAN (CONTINUED)

During the three months period ended March 31, 2014 and June 30, 2014, the Company received a loan from a shareholder of the company through Sterling Investment Corp, a related party totaling $650 and $800 towards operating expenses. The loans are unsecured, non-interest bearing and due on demand. As of June 30, 2014, $2,450 was due to Sterling Investment Corp.

During the three months period ended March 31, 2014, the Company received loan from a shareholder of the company through Global Merchant Corp, a related party totaling $1,600 towards operating expenses. The loans are unsecured, non-interest bearing and due on demand. As of June 30, 2014, $12,889 was due to Global Merchant Corp.

During the three months period ended March 31, 2014, the Company received a loan from a shareholder of the company through Earth Wind Power Corp, a related party totaling $198 towards operating expenses. The loans are unsecured, non-interest bearing and due on demand. As of June 30, 2014, $198 was due to Earth Wind Power Corp,

NOTE D - STOCKHOLDERS’ EQUITY (DEFICIT)

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

CREDEX CORPORATION

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE F - INCOME TAXES

For the period ended June 30, 2014, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $327,579 at June 30, 2014, and will expire beginning in the year 2025.

The provision for Federal income tax consists of the following for the six month ended June 30, 2014 and 2013 is given below:

	June 30, 2014	June 30, 2013
Federal income tax benefit attributable to:
Current Operations	$1,988	$1,649
Less: valuation allowance	(1,988)	(1,649)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of June 30, 2014 and December 31, 2013

	June 30, 2014	December 31, 2013
NOL	111,377	109,389
Valuation allowance	(111,377)	(109,389)
Net Deferred Tax Asset	—	—

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $327,579 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE G - JOINT VENTURE

Memorandum of Understanding

The Company entered into an Amended and Restated Memorandum of Understanding with Kirida (the “MOU”), last amended and restated as of February 17, 2014. The MOU was cancelled in June 2014

NOTE H - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

The Company recently decided to pursue a new business opportunities and entered into a memorandum of understanding (the “MOU”) with Kirida Resources Inc. (“Kirida”), as of June 2014 the MOU with Kirida has been cancelled due to lack of financing. Credex is still wanting to pursue and implement forestry management programs in emerging market countries.

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

We currently have no agreements and do not anticipate entering into any such agreements until we find a suitable business.

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

Item 2A. S-1 Withdrawal

On 20 May 2014, the Company filed Form RW, registration Withdrawal Request SEC Accession No. 0001549983-14-000015, withdrawing the previous S-1.  At this time the Company has no active, open, or pending offerings.

Plan of Operations

Development stage operating expenses during the period from inception on September 2, 2005 to June 30, 2014 were $349,476 which consisted primarily of general and administrative expenses related to legal, accounting and other fees related to our formation and public statement filings with cumulative revenue from inception to June 30, 2014 of $23,417 including finance income of $15,417 and consulting income of $8,000. Our net loss was $327,579 from inception to June 30, 2014.

Comparison of the Three Months Ended June 30, 2014 and 2013

Lack of Revenues

We have limited operational history. For the three months ended June 30, 2014 and 2013 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the three months ended June 30, 2014 and 2013 were $1,100 and $1,250 respectively. Operating expenses consisted of professional fees of $ 800 and stock transfer agent fees of $300 for the three months ended June 30, 2014. Operating expenses for the three months ended June 30, 2013 consisted of professional fees of $950 and stock transfer agent fees of $300

Comparison of the Six Months Ended June 30, 2014 and 2013

Lack of Revenues

We have limited operational history. For the six months ended June 30, 2014 and 2013 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the six months ended June 30, 2014 and 2013 were $5,848 and $4,850 respectively. Operating expenses consisted of professional fees of $ 5,098, stock transfer agent fees of $600 and general and administrative expenses of $150 for the six months ended June 30, 2014. For the six months ended June 30, 2013 operating expenses consisted of professional fees of $4,250 and stock transfer agent fees of $600

Liquidity and Capital Resources

Our capital resources have been acquired through the sale of shares of our common stock and loans from shareholders and third parties.

At June 30, 2014 and December 31, 2013, we had total assets of $0 and $0 respectively.

At June 30, 2014 and December 31, 2013, our total liabilities were $26,137 and $20,289, respectively consisting primarily of accounts payable and shareholder loans.

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

Office

Credex’s executive office is located at 848 Rainbow Blvd, # 2096 Las Vegas, NV 89107. The telephone number is (801) 243-5661.

Credex is not operating its business plan until such time as capital is raised for operations. To date its operation has involved only selling stock to meet expenses.

PROPOSED BUSINESS

The Company is currently looking to pursue business opportunities.

We are looking at forestry management programs in emerging market countries. The Company is currently reviewing various forestry management and harvesting projects.

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

Memorandum of Understanding

The Company entered into an Amended and Restated Memorandum of Understanding with Kirida (the “MOU”), last amended and restated as of February 17, 2014. The MOU was cancelled in Jun 2014

The Papua New Guinea Timber Market

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

The majority of the timber is exported. PNG logs are exported to 11 countries, all in the Asian region. More than 80 percent of log exports go to just China/Hong Kong, Korea and Japan. China is the principal market for round logs from PNG; it imported over one million cubic meters of logs from PNG in 2002 rising to 1.7 million cubic meters in 2005 accounting for 74.6 percent of PNG’s log exports. The major markets for processed and semi-finished products are Australia, New Zealand and various South Pacific countries. Veneer is predominantly exported to China and South Korea.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable to Smaller Reporting Companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company handles all aspects of the company. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of June 30, 2014 due to the Company’s small size and a lack of segregation of duties.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2014 that have materially impacted, or are reasonably likely to materially impact, the Company’s internal control over financial reporting.

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

Management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of June 30, 2014 and determined that controls are ineffective due to the Company’s small size and lack of segregation of duties.

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

Our business plan will be funded in best efforts but that there is no guarantee that any amount will be raised. Even if we are successful, there is no assurance that we will operate profitably or generate positive cash flow in the future. We may require additional financing to sustain our business operations if we are not successful in receiving revenues at the levels we anticipate. We currently do not have any arrangements for further financing other than the offering described in this prospectus, and we may not be able to obtain financing on commercially reasonable terms or terms that are acceptable to us or on any terms at all. Because of the worldwide economic downturn or because of other reasons, we may not be able to raise any additional funds that we require on favorable terms, if any. The failure to obtain necessary financing, if needed, may impair our ability to continue in business.

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

Our success is dependent on a limited number of key executives and other third party advisors.

The success of our business strategy and our ability to operate profitably depends on the continued employment of our senior management and other third party advisors. The loss of the services of one or more of these key parties could have a material adverse effect on our business, financial condition and/or results of operations. There can be no assurance that we will be able to retain our existing senior management or attract additional qualified executives or joint venture partners or adequately fill new senior management positions or vacancies created by expansion or turnover. We do not have employment agreements with our senior management team and we do not maintain key-person life insurance policies on their lives. The loss of any of our senior management could seriously harm our business.

We have no experience in the timber industry.

Credex does not have substantial timber industry experience or financial resources. With such a lack of experience there can be no assurance that we will ever generate revenues or operate a successful business. As a result, you could lose all of your investment if you decide to purchase shares in this offering and we are not successful in our proposed business plans.

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

The Company’s intended operations could expose it to potential liability for which it may not be able to secure adequate levels of insurance. If the Company is found to be liable, it may not be able to continue in business.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The authorized equity of Credex Corporation consists of 100 million Shares, $.001 par value per share, of which 58,992,500 Shares are registered, issued and outstanding to officers and directors for cash and services rendered from inception (September 2, 2005) through June 30, 2014

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit 31.1	Certification of Chief Executive Officer of Credex Corporation required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Chief Financial Officer of Credex Corporation required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of Chief Executive Officer of Credex Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.
Exhibit 32.2	Certification of Chief Executive Officer of Credex Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Credex Corporation

By:	/s/ Russell Heaton	Date:	July 30, 2014
Russell Heaton,
Chief Executive Officer Chief Financial Officer Director

