Form 10-Q
period 2014-09-30
CREDEX CORP
filed 2014-11-04
CIK 1432939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 3, 2014 is 58,992,500 shares.

CREDEX CORPORATION

1

CREDEX CORPORATION

PART I — FINANCIAL INFORMATION

2

Credex Corporation
BALANCE SHEETS (Unaudited)

	September 30,	December 31,
	2014	2013

ASSETS
CURRENT ASSETS:
Cash	$—	$—
Prepaid expenses	—	—
Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES:
CURRENT LIABILITIES:
Accounts payable	$1,200	$300
Stockholder loans - related parties	26,237	19,989
Total Liabilities	27,437	20,289

STOCKHOLDERS' DEFICIT:
Common stock, $0.001 par value;
100,000,000 authorized shares, 58,992,500
shares issued and outstanding at
September 30, 2014 and December 31, 2013, respectively	58,993	58,993
Additional paid-in capital	242,449	242,449
Accumulated deficit	(328,879)	(321,731)
Total Stockholders' Deficit	(27,437)	(20,289)

Total Liabilities and Stockholders' Deficit	$—	$—

The accompanying notes are an integral part of these financial statements.

Credex Corporation
STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013

REVENUE:
Finance income	$—	$—	$—	$—
TOTAL REVENUE	—	—	—	—
OPERATING EXPENSES:
Professional fees	1,000	1,300	6,098	5,550
Stock transfer agent fees	300	1,100	900	1,700
General and administrative expenses	—	—	150	—
TOTAL OPERATING EXPENSES	1,300	2,400	7,148	7,250

LOSS FROM OPERATIONS	(1,300)	(2,400)	(7,148)	(7,250)

PROVISION FOR INCOME TAXES	—	—	—	—
NET LOSS	$(1,300)	$(2,400)	$(7,148)	$(7,250)

Net Loss Per Share: Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	58,992,500	58,992,500	58,992,500	58,992,500

The accompanying notes are an integral part of these financial statements.

Credex Corporation
STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(7,148)	$(7,250)
Adjustments to reconcile net loss to net cash used in operating activities:
CHANGES TO ASSETS AND LIABILITIES
Decrease in prepaid expenses	—	2,000
Increase in accounts payable	900	5,250

NET CASH USED BY OPERATING ACTIVITIES	(6,248)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholder loans - related party	6,248	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,248	—

NET INCREASE (DECREASE) IN CASH	—	—

Cash and Cash Equivalents - Beginning	—	—

Cash and Cash Equivalents - Ending	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

CREDEX CORPORATION

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2014

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Purpose

Credex Corporation, (the "Company") was incorporated in the State of Florida on September 2, 2005. The company is looking at forestry management programs in emerging market countries. The Company is currently reviewing various forestry management and harvesting projects The Company is also exploring avenues for raising capital in order to put its business plan into effect. The Company’s principal office is in Las Vegas, Nevada.

Basis of Presentation

The accompanying unaudited interim financial statements of Credex Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the financial statements to be not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Certain notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2013 as reported in Form 10-K, have been omitted.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a December 31 fiscal year end.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Cash and Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturities of less than three months to be cash equivalents.

Financial Instruments

Financial instruments consist of accounts payable and loans from related parties. The carrying amount of financial instruments approximates fair value due to short-term maturities and market interest rates.

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

CREDEX CORPORATION

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2014

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

CREDEX CORPORATION

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2014

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915).   Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders equity, (2) label the financial statements as those of a development stage entity;  (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued.  The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

NOTE B – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s financial position and operating results raise substantial doubt about its ability to continue as a going concern. The Company has sustained losses of $328,879 since inception to September 30, 2014. The ability of the Company to continue as a going concern is dependent upon expanding operations and obtaining additional capital and financing. Management’s plan in this regard is to implement the Company’s business plan and to secure additional funds through equity or debt financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE C – STOCKHOLDER LOANS – RELATED PARTIES

During the year ended December 31, 2012, the Company received loans from Service Merchants Corp, a related party, totaling $7,700 towards operating expenses. The loans are unsecured, non-interest bearing and due on demand.

During the three months period ended March 31, 2014, the Company received a loan from Service Merchants Corp, a related party, totaling $2,000 towards operating expenses. The loan is unsecured, non-interest bearing and due on demand.

As of September 30, 2014, $9,700 was due to Service Merchant Corp.

During the year ended December 31, 2013, the Company received loans from a shareholder of the company through Global Merchant Corp, a related party, totaling $11,289 towards various operating expenses. The loans are unsecured, non-interest bearing and due on demand.

During the three months period ended March 31, 2014, the Company received a loan from a shareholder of the company through Global Merchant Corp, a related party, totaling $1,600 towards operating expenses. The loan is unsecured, non-interest bearing and due on demand.

As of September 30, 2014, $12,889 was due to Global Merchant Corp.

CREDEX CORPORATION

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2014

NOTE C – STOCKHOLDER LOANS – RELATED PARTIES (CONTINUED)

During the year ended December 31, 2013, the Company received a loan from a shareholder of the company through Sterling Investment Corp, a related party, totaling $1,000 towards operating expenses. The loan is unsecured, non-interest bearing and due on demand.

During the nine months ended September 30, 2014, the Company received a loan from Sterling Investment Corp, a related party, totaling $2,450 towards operating expenses. The loan is unsecured, non-interest bearing and due on demand.

As of September 30, 2014, $3,450 was due to Sterling Investment Corp.

During the three month period ended March 31, 2014, the Company received a loan from Earth Wind Power Corp, a related party totaling $198 towards operating expenses. The loan is unsecured, non-interest bearing and due on demand.

As of September 30, 2014, $198 was due to Earth Wind Power Corp,

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

There were 58,992,500 shares of common stock issued and outstanding as at September 30, 2014 and December 31, 2013.

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

CREDEX CORPORATION

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2014

NOTE F – INCOME TAXES

For the period ended September 30, 2014, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $328,879 at September 30, 2014, and will expire beginning in the year 2025.

The provision for Federal income tax consists of the following for the nine months ended September 30, 2014 and 2013:

	2014	2013
Federal income tax benefit attributable to:
Current Operations	$2,430	$2,465
Less: valuation allowance	(2,430)	(2,465)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
NOL	$111,819	$109,389
Valuation allowance	(111,819)	(109,389)
Net Deferred Tax Asset	$—	$—

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $328,879 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE G – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

The Company recently decided to pursue a new business opportunities and entered into a memorandum of understanding (the “MOU”) with Kirida Resources Inc. (“Kirida”). As of June 2014 the MOU with Kirida has been cancelled due to lack of financing. Credex is still wanting to pursue and implement forestry management programs in emerging market countries.

The Company was introduced to Kirida through mutual contacts in the summer of 2013. During its discussions with Kirida, the Company learned about attractive global investment opportunities in timber, particularly in Liberia given the availability and accessibility to the forested land for logging and development, the ability to acquire land, the ability to obtain required licenses for logging and forestry activities, the high quality timber species and high demand in Europe and Asia for logs, sawn wood and other processed and specialty products. After learning more, the Company approached Kirida about potentially collaborating to make an investment in timber. Our agreement with Kirida was not exclusive for either party.

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

Item 2. A S-1 Withdrawal

On May 20, 2014, the Company filed Form RW, registration Withdrawal Request SEC Accession No.
0001549983-14-000015, withdrawing the previous S-1.  At this time the Company has no active, open, or pending offerings.

Plan of Operations

Comparison of the Three Months Ended September 30, 2014 and 2013

Lack of Revenues

We have limited operational history. For the three months ended September 30, 2014 and 2013 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the three months ended September 30, 2014 and 2013 were $1,300 and $2,400 respectively. Operating expenses consisted of professional fees of $1,000 and stock transfer agent fees of $300 for the three months ended September 30, 2014. Operating expenses for the three months ended September 30, 2013 consisted of professional fees of $1,300 and stock transfer agent fees of $1,100

Comparison of the Nine Months Ended September 30, 2014 and 2013

Lack of Revenues

We have limited operational history. For the nine months ended September 30, 2014 and 2013 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the nine months ended September 30, 2014 and 2013 were $7,148 and $7,250 respectively. Operating expenses consisted of professional fees of $ 6,098, stock transfer agent fees of $900 and general and administrative expenses of $150 for the nine months ended September 30, 2014. For the nine months ended September 30, 2013 operating expenses consisted of professional fees of $5,550 and stock transfer agent fees of $1,700

Liquidity and Capital Resources

Our capital resources have been acquired through the sale of shares of our common stock and loans from shareholders.

At September 30, 2014 and December 31, 2013, we had total assets of $0 and $0 respectively.

At September 30, 2014 and December 31, 2013, our total liabilities were $27,437 and $20,289, respectively consisting primarily of accounts payable and shareholder loans.

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

Memorandum of Understanding

The Company entered into an Amended and Restated Memorandum of Understanding with Kirida (the “MOU”), last amended and restated as of February 17, 2014. The MOU was cancelled in Jun 2014.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable to Smaller Reporting Companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company handles all aspects of the company. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of September 30, 2014 due to the Company’s small size and a lack of segregation of duties.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2014 that have materially impacted, or are reasonably likely to materially impact, the Company’s internal control over financial reporting.

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

Management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of September 30, 2014 and determined that controls are ineffective due to the Company’s small size and lack of segregation of duties.

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

RISKS ASSOCIATED WITH OUR BUSINESS

We are not generating any revenue and have no operating history. An investment in the shares offered herein is highly risky and could result in a complete loss of your investment if we are unsuccessful in our business plan.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The authorized equity of Credex Corporation consists of 100 million Shares, $.0001 par value per share, of which 58,992,500 Shares are registered, issued and outstanding to officers and directors for cash and services rendered from inception (September 2, 2005) through September 30, 2014

Item 3. Defaults Upon Senior Securities.

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

Credex Corporation

By:	/s/ Russell Heaton	Date:	November 03, 2014
Russell Heaton,
Chief Executive Officer Chief Financial Officer Director

