Form 10-K
period 2014-12-31
CREDEX CORP
filed 2015-03-31
CIK 1432939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X] ANNUAL REPORT PURSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

[ ]  YES      [ x]   NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[ ]  YES      [x]   NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[x]  YES    [ ]   NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[ ]  YES    [x]   NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer,," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] YES [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 30, 2015 is 58,992,500 shares.

CREDEX CORPORATION

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

PART I

Item 1. Business

Overview

Credex, a Florida corporation, was formed on September 2, 2005. The Company was formed for the purpose of raising the necessary funds for purchasing, servicing, managing and reselling of non-performing (defaulted) unsecured credit card debt portfolios to be acquired from financial institutions and distressed debt wholesalers. Since its inception, the Company derived no revenues and no income from such business and as result as of December 31, 2014, had an accumulated deficit of $333,279.

The Company recently decided to pursue a new business opportunity and entered into a memorandum of understanding (the “MOU”) with Rick Plotnikoff

On Feb. 20th, 2015 Credex Corp. and Rick Plotnikoff entered into a Memorandum of Understanding (“MOU”) where Credex Corp. would purchase a patent application from Rick Plotnikoff with the intention of financing, developing plans, and ultimately creating a Hydrogen business (“Project”).

Rick Plotnikoff will transfer his patent pending asset, United States Patent and Trademark Office Patent Application Serial No. 62/124,254 to Credex Corp. for an aggregate purchase price of one million (1,000,000) free trading shares of Credex Corp.

If Credex Corp. is successful in raising funds through public offering, Credex will begin sales and distribution of Hydrogen machines and generators based on the acquired patent rights.

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

Memorandum of Understanding

Credex will finance various Hydrogen Technology projects in the USA and Canada, through sale of free trading shares.

Dependence On One Or A Few Major Customers

We do not currently have any customers. However, we feel that, because of the potential wide base of customers, there will be no problem with dependence on one or few major customers if we are able to implement our business plan.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements Or Labor Contracts

The Company will own one (1) patent application. Before or at the time of expiration of the provisional patent application, the non-provisional patent application (NPA) claiming priority to the provisional patent application will be filed and paid for by Credex Corp. Any and all NPA costs will be paid by Credex Corp. Although the Company may in the future file for patent protection on products developed or to be developed by it, there can be no assurance that any patents will be issued or, if issued, that such patents will provide the Company with meaningful protection. Further, the technology used by the Company in the future is likely to be within the state-of-the-art and may not be more advanced than the technology used by or available to certain of its potential competitors. The Company may be unable to prevent its competitors and others from incorporating features of the Company’s products and services into their own offerings. Any litigation or adverse proceeding resulting from patent or trademark infringement could result in substantial costs and diversion of resources and could seriously harm our business operations and/or results of operations.

Need For Any Government Approval Of Principal Products Or Services

The Company will be subject to import laws in the jurisdictions in which it operates. As to the regulations applicable for hydrogen technologies.

Bankruptcy Or Similar Proceedings

There has been no bankruptcy, receivership or similar proceeding involving the Company.

Reorganization, Purchase Or Sale Of Assets

Other than the acquisition of the patent, there have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets involving the Company.

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

Costs And Effects Of Compliance With Environmental Laws

We don’t anticipate material costs or expenses related to compliance with environmental laws. Hydrogen is a clean energy sector and there may be some tax incentives associated with this sector.

Number Of Total Employees And Number Of Full Time Employees

We currently have one employee, our executive officer, Russell Heaton. He devotes five (5) hours per week, to our business and currently is responsible for our general strategy, fund raising and customer relations. Once the offering is complete we will hire additional staff if we generate enough revenue to support the expense. The number of additional staff will depend upon our growth.

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

Our business will be dependent on our ability to sell hydrogen units. If we are unable to sell and secure more technology our business will be adversely affected.

If we are unable to develop and sell, we may not be able to execute our business plan. We have no agreements of any kind at this time. If we are unable to secure and retain new agreements our business, financial condition and/or results of operations could be materially and adversely affected. We also cannot provide assurances that if we are able to establish such agreements that we will be able to maintain these agreements, on acceptable terms, if at all, and the failure to do so could have a material adverse effect on its business, financial condition and results of operations.

Our success depends, in significant part, on global and regional demand and any factors that may have an adverse effect on such markets could have a material adverse effect on our proposed business, financial condition and results of operations.

Our plan is to develop, market and sell hydrogen units. Accordingly, our business, financial condition and results of operations will be directly affected by the demand for our products. Demand is subject to fluctuation, and adverse trends in the market could adversely affect our business. In addition, general economic conditions, consumer trends, energy prices, work stoppages, natural disasters and terrorism could have a material adverse effect on our business. A protracted global recession could have a significant negative impact on our business, financial condition and results of operations could be negatively impacted.

The hydrogen industry is highly competitive, which could adversely affect the company’s financial performance.

The hydrogen industry is highly competitive. We will face significant competition from established national, regional and local providers. There can be no assurance that if we are able to establish our business that will be able to compete successfully in the future with existing or potential competitors or that competition will not have an adverse effect on its business and financial condition.

We may not be able to adapt our business quickly enough to changing customer requirements and industry standards.

The Hydrogen industry is characterized by evolving industry standards, frequent production enhancements and changing customer demands. We may not be able to adapt quickly enough and/or in a cost-effective manner to changes in industry standards and customer requirements and preferences, and any failure to do so could adversely affect our business. We may be unable to devote financial resources to new technologies and systems in the future. Any failure on our part to modify or adapt to these trends could render our business competitively disadvantaged, which could adversely affect our business.

Any failure to comply with existing laws, rules and regulations as well as changing laws, rules and regulations and other legal uncertainties, could adversely affect our business.

We will be subject to a wide variety of statutes, rules, regulations, policies and procedures in various jurisdictions, which are subject to change at any time. For example, those laws, rules and regulations relating to energy.

Our failure to comply with these laws and regulations could result in fines and/or proceedings against us by governmental agencies and/or consumers, which if material, could adversely affect our business and results of operations. In addition, the promulgation of new laws, rules and regulations that restrict or otherwise unfavorably impact the ability or manner in which we plan to operate and may require us to change certain aspects of our business plans to ensure compliance, which could decrease demand for Hydrogen, reduce revenues, increase costs and/or subject us to additional liabilities.

We may need to obtain additional financing if we fail to generate revenue in the anticipated timeframe. If we do not obtain such financing, we may have to reduce or cease our activities and investors could lose their entire investment.

Our business plan will be funded by public offering, but that there is no guarantee that any amount will be raised. Even if we are successful, there is no assurance that we will operate profitably or generate positive cash flow in the future. We may require additional financing to sustain our business operations if we are not successful in receiving revenues at the levels we anticipate. We currently do not have any arrangements for further, and we may not be able to obtain financing on commercially reasonable terms or terms that are acceptable to us or on any terms at all. Because of the worldwide economic downturn or because of other reasons, we may not be able to raise any additional funds that we require on favorable terms, if any. The failure to obtain necessary financing, if needed, may impair our ability to continue in business.

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

The success of our business strategy and our ability to operate profitably depends on the continued employment of our senior management team and the services of other third party advisors. The loss of the services of one or more of these key parties could have a material adverse effect on our business, financial condition and/or results of operations. There can be no assurance that we will be able to retain our existing senior management, attract additional qualified executives or joint venture partners or adequately fill new senior management positions or vacancies created by expansion or turnover. We do not have employment agreements with our senior management team and we do not maintain key-person life insurance policies on their lives. The loss of any of our senior management or key personnel could seriously harm our business.

We have no experience in the Hydrogen industry.

Credex does not have substantial Hydrogen industry experience or financial resources. With such a lack of experience there can be no assurance that we will ever generate revenues or operate a successful business. As a result, you could lose all of your investment if you decide to purchase shares in this offering and we are not successful in our proposed business plans

Mr. Heaton, the sole officer and director of the company, currently devotes approximately five (5) hours per week to company matters. The company’s needs could exceed the amount of time or level he may have. this could result in a conflict of interest and his inability to properly manage company affairs, resulting in our remaining a start-up company.

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

The Company’s intended operations and both the activities of the Company could expose it to potential liability for which it may not be able to secure adequate levels of insurance. If the Company is found to be liable, it may not be able to continue in business.

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

Item 1B. Unresolved Staff Comments.

As of December 2014, there are no unresolved Staff Comments

Item 2. Properties.

Other than the Hydrogen patent, we do not currently own any property. The mailing address of the Company is 848 Rainbow Blvd, #2096, Las Vegas, NV 89107. While our address is in Nevada, our sole officer and director currently operates our business from Utah without an office and through the use of phone and email.

Item 3. Legal Proceedings.

Credex is not involved in any pending legal proceeding, and we are not aware of any pending or threatened litigation against us.

Item 4. Safety Disclosures.

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

The Company recently decided to pursue a new business opportunity and entered into a memorandum of understanding (the “MOU”) to pursue and implement a hydrogen business.

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

Plan of Operations

As discussed above we have not yet operated pursuant to our business plan. We have generated no revenue in 2014 or 2013.

Comparison of the Years Ended December 31, 2014 and 2013

Lack of Revenues

We have limited operational history. During the year ended December 31, 2014 and 2013 we have not generated any revenue. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the years ended December 31, 2014 and 2013 were $11,548 and $12,450 respectively. Operating expenses in 2014 consisted of professional fees of $10,198, stock transfer agent fees of $1,200 and general and administrative expense $150. Operating expenses in 2013 consisted of professional fees of $10,250 and stock transfer agent fees of $2,200.

Net Loss

During the year ended December 31, 2014 and 2013 the Company recognized net losses of $11,548 and $12,450.

Liquidity and Capital Resources

Our capital resources have been acquired through the sale of shares of our common stock and loans from shareholders and third parties.

At December 31, 2014 and 2013, we had total assets of $0 and $0 respectively.

At December 31, 2014 and 2013, our total liabilities were $31,837 and $20,289 respectively consisting primarily of accounts payable and shareholder loans.

During the year ended December 31, 2012, the Company received loans from Service Merchants Corp, a related party totaling $7,700 towards audit fees and professional fees. During the three months period ended March 31, 2014, the Company received a loan from Service Merchants Corp, a related party, totaling $2,000 towards operating expenses. The loans are unsecured, non-interest bearing and due on demand. As of December 31, 2014, $9,700 was due to Service Merchant Corp.

During the year ended December 31, 2013, the Company received loans from a shareholder of the company through Global Merchant Corp, a related party totaling $11,289 towards various operating expenses. During the three months period ended March 31, 2014, the Company received a loan from a shareholder of the company through Global Merchant Corp, a related party, totaling $1,600 towards operating expenses. The loans are unsecured, non-interest bearing and due on demand. As of December 31, 2014, $12,889 was due to Global Merchant Corp.

During the year ended December 31, 2013, the Company received loans from a shareholder of the company through Sterling Investment Corp, a related party totaling $1,000 towards professional fees for edgar filing agent. During the year ended December 31, 2014, the Company received a loan from a shareholder of the company through Sterling Investment Corp, a related party, totaling $6,550 towards operating expenses. The loans are unsecured, non-interest bearing and due on demand. As of December 31, 2014, $7,550 was due to Sterling Investment Corp.

During the three month period ended March 31, 2014, the Company received loans from Earth Wind Power Corp, a related party totaling $198 towards operating expenses. The loan is unsecured, non-interest bearing and due on demand. As of December 31, 2014, $198 was due to Earth Wind Power Corp

Cash Requirements

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable to Smaller Reporting Companies.

Item 8. Financial Statements and Supplementary Data.

CREDEX CORPORATION

TABLE OF CONTENTS

DECEMBER 31, 2014

11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Credex Corporation

We have audited the accompanying balance sheet of Credex Corporation as of December 31, 2014 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. Credex Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Credex Corporation as of December 31, 2014, the results of their operations, and their cash flows, for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note B to the financial statements, the Company has incurred losses from operations, has negative working capital and is in need of additional capital to grow its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ KLJ & Associates, LLP KLJ & Associates, LLP
St. Louis Park, MN
March 29, 2015

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Credex Corporation

Las Vegas, Nevada

We have audited the accompanying balance sheets of Credex Corporation (the “Company”) as of December 31, 2013, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Credex Corporation as of December 31, 2013 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan

February 20, 2014

Credex Corporation
BALANCE SHEETS
As of December 31, 2014 and 2013

	December 31,	December 31,
	2014	2013

ASSETS
CURRENT ASSETS:
Cash	$—	$—
Prepaid expenses	—	—
Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES:
CURRENT LIABILITIES:
Accounts payable	$1,500	$300
Stockholder loans - related parties	30,337	19,989
Total Liabilities	31,837	20,289

STOCKHOLDERS' DEFICIT:
Common stock, $0.001 par value;
100,000,000 authorized shares, 58,992,500
shares issued and outstanding at
December 31, 2014 and December 31, 2013, respectively	58,993	58,993
Additional paid-in capital	242,449	242,449
Accumulated deficit	(333,279)	(321,731)
Total Stockholders' Deficit	(31,837)	(20,289)

Total Liabilities and Stockholders' Deficit	$—	$—

The accompanying notes are an integral part of these financial statements.

Credex Corporation
STATEMENTS OF OPERATIONS
For the years ended December 31, 2014 and 2013

	Twelve Months Ended December 31, 2014	Twelve Months Ended December 31, 2013

REVENUE:
Finance income	$—	$—
TOTAL REVENUE	—	—
OPERATING EXPENSES:
Professional fees	10,198	10,250
Stock transfer agent fees	1,200	2,200
General and administrative expenses	150	—
TOTAL OPERATING EXPENSES	11,548	12,450

LOSS FROM OPERATIONS	(11,548)	(12,450)

PROVISION FOR INCOME TAXES	—	—
NET LOSS	$(11,548)	$(12,450)

Net Loss Per Share: Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding	58,992,500	58,992,500

The accompanying notes are an integral part of these financial statements.

Credex Corporation
STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the years ended December 31, 2014 and 2013

	Common Stock		Additional		Total
			Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balances - December 31, 2012	58,992,500	$5,899	$295,543	$(309,281)	$(7,839)

Par value adjustment for forward stock split	—	53,094	(53,094)	—	—
Net loss for period ended December 31, 2013	—	—	—	(12,450)	(12,450)

Balances - December 31, 2013	58,992,500	58,993	242,449	(321,731)	(20,289)

Net loss for period ended December 31, 2014	—	—	—	(11,548)	(11,548)

Balances - December 31, 2014	58,992,500	$58,993	$242,449	$(333,279)	$(31,837)

The accompanying notes are an integral part of these financial statements.

Credex Corporation
STATEMENTS OF CASH FLOWS
For the years ended December 31, 2014 and 2013

	Twelve months ended December 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(11,548)	$(12,450)
Adjustments to reconcile net loss to net cash used in operating activities:
CHANGES TO ASSETS AND LIABILITIES
Decrease in prepaid expenses	—	2,000
Increase in accounts payable	1200	(1,839)

NET CASH USED BY OPERATING ACTIVITIES	(10,348)	(12,289)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholder loans - related party	10,348	12,289

NET CASH PROVIDED BY FINANCING ACTIVITIES	10,348	12,289

NET INCREASE (DECREASE) IN CASH	—	—

Cash and Cash Equivalents - Beginning	—	—

Cash and Cash Equivalents - Ending	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

CREDEX CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2014 and 2013

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Purpose

Credex Corporation, (the "Company") was incorporated in the State of Florida on September 2, 2005. The company is looking at hydrogen technologies and develop new markets. The Company is currently reviewing various technologies. The Company is also exploring avenues for raising capital in order to put its business plan into effect. The Company’s principal office is in Las Vegas, Nevada.

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

CREDEX CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2014 and 2013

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

CREDEX CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2014 and 2013

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE B – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s financial position and operating results raise substantial doubt about its ability to continue as a going concern. The Company has sustained losses of $333,279 since inception to December 31, 2014. The ability of the Company to continue as a going concern is dependent upon expanding operations and obtaining additional capital and financing. Management’s plan in this regard is to implement the Company’s business plan and to secure additional funds through equity or debt financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE C – STOCKHOLDER LOANS – RELATED PARTIES

During the year ended December 31, 2012, the Company received loans from Service Merchants Corp, a related party, totaling $7,700 towards operating expenses. During the three months period ended March 31, 2014, the Company received a loan totaling $2,000 towards operating expenses. The loans are unsecured, non-interest bearing and due on demand. As of December 31, 2014, $9,700 was due to Service Merchant Corp.

During the year ended December 31, 2013, the Company received loans from a shareholder of the company through Global Merchant Corp, a related party, totaling $11,289 towards various operating expenses. During the three months period ended March 31, 2014, the Company received a loan totaling $1,600 towards operating expenses. The loans are unsecured, non-interest bearing and due on demand. As of December 31, 2014, $12,889 was due to Global Merchant Corp.

During the year ended December 31, 2013, the Company received a loan from a shareholder of the company through Sterling Investment Corp, a related party, totaling $1,000 towards operating expenses. During the year ended December 31, 2014, the Company received a loan totaling $6,550 towards operating expenses. The loans are unsecured, non-interest bearing and due on demand. As of December 31, 2014, $7,550 was due to Sterling Investment Corp.

During the three month period ended March 31, 2014, the Company received a loan from Earth Wind Power Corp, a related party totaling $198 towards operating expenses. The loan is unsecured, non-interest bearing and due on demand. As of December 31, 2014, $198 was due to Earth Wind Power Corp.

CREDEX CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2014 and 2013

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

There were 58,992,500 shares of common stock issued and outstanding as at December 31, 2014 and December 31, 2013.

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

NOTE F - INCOME TAXES

For the period ended December 31, 2014, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $333,279 at December 31, 2014, and will expire beginning in the year 2025.

The provision for Federal income tax consists of the following for the years ended December 31, 2014 and 2013:

	2014	2013
Federal income tax benefit attributable to:
Current Operations	$3,926	$4,233
Less: valuation allowance	(3,926)	(4,233)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013
NOL	$113,315	$109,389
Valuation allowance	(113,315)	(109,389)
Net Deferred Tax Asset	$—	$—

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $333,279 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

CREDEX CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2014 and 2013

NOTE G - SUBSEQUENT EVENTS

On Feb. 20th, 2015 Credex Corp. and Rick Plotnikoff entered into a Memorandum of Understanding (“MOU”) where Credex Corp. would purchase a patent application from Rick Plotnikoff with the intention of financing, developing plans, and ultimately creating a Hydrogen business (“Project”).

Rick Plotnikoff will transfer his patent pending asset, United States Patent and Trademark Office Patent Application Serial No. 62/124,254 to Credex Corp. for an aggregate purchase price of one million (1,000,000) free trading shares of Credex Corp.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are none.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company handles all aspects of the company.

 Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of December 31, 2014 due to the Company’s small size and a lack of segregation of duties.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2014 that have materially impacted, or are reasonably likely to materially impact, the Company’s internal control over financial reporting.

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

 Management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2014 and determined that controls are ineffective due to the Company’s small size and lack of segregation of duties.

This annual report does not include an attestation report by our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only our management report in this annual report.

Item 9B. Other Information.

None.

Part III

Item 10. Directors, Executive Offices and Corporate Governance

The name, age and title of our executive officer and director is as follows:

Officer and/or Director	Age	Title
Russell Heaton	66	President, Chief Executive Officer, Secretary, Treasurer and Director

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

			(a)	(b)	(c)
Name and Principal Position	Year	Salary*	Bonus	Option Awards	All Other Compensation	Total Compensation
Mr. Russell Heaton, President and Director	2014	$0	$0	$0	$0	$0
Mr. Russell Heaton, President and Director	2013	$0	$0	$0	$0	$0

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

PRINCIPAL STOCKHOLDERS

5% and greater shareholders’ beneficial ownership

	Name and Address of	Amount of shares held
Title of Class	Beneficial Owner	by Beneficial Owner	Percent
Common stock	Service Merchants Corp	53,492,500	90.7%
	P.O. Box 258
	Nossa Heads
	Queensland, Australia, 4567

Common stock	Earth Wind & Power Corp	5,000,000	8.5%
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

During the year ended December 31, 2012, the Company received loans from Service Merchants Corp, a related party totaling $7,700 towards audit fees and professional fees. During the three months period ended March 31, 2014, the Company received loans from Service Merchants Corp, a related party, totaling $2,000 towards operating expenses. The loans are unsecured, non-interest bearing and due on demand. As of December 31, 2014, $9,700 was due to Service Merchant Corp.

During the year ended December 31, 2013, the Company received loans from a shareholder of the company through Global Merchant Corp, a related party totaling $11,289 towards various operating expenses. During the three months period ended March 31, 2014, the Company received loans from a shareholder of the company through Global Merchant Corp, a related party, totaling $1,600 towards operating expenses. The loans are unsecured, non-interest bearing and due on demand. As of December 31, 2014, $12,889 was due to Global Merchant Corp.

During the year ended December 31, 2013, the Company received loan from a shareholder of the company through Sterling Investment Corp, a related party totaling $1,000 towards professional fees for edgar filing agent. During the year ended December 31, 2014, the Company received loans from a shareholder of the company through Sterling Investment Corp, a related party, totaling $6,550 towards operating expenses. The loans are unsecured, non-interest bearing and due on demand. As of December 31, 2014, $7,550 was due to Sterling Investment Corp.

During the three month period ended March 31, 2014, the Company received from Earth Wind Power Corp, a related party totaling $198 towards operating expenses. The loan is unsecured, non-interest bearing and due on demand. As of December 31, 2014, $198 was due to Earth Wind Power Corp

If the Company is successful securing the Project pursuant to the MOU, Earth Wind and Power (“EWP”), run by Rick Plotnikoff, the president and sole shareholder of EWP, EWP has orally agreed to provide sales and marketing consulting services to the Company under terms yet to be determined. EWP is a 8.5% shareholder of Credex. Rick Plotnikoff has over 15 years experience in marketing various products.

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

Item 14. Principal Accounting Fees and Services

The aggregate professional fees paid to our registered public accounting firm for its annual audit and quarterly reviews during the year ended December 31, 2014 and 2013 were as follows:

	December 31, 2014	December 31, 2013
Audit Fees and Audit Related Fees	$8,500	$5,600
Tax Fees	—	—
All Other Fees	—	—
TOTAL	$8,500	$5,600

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

Credex Corporation

By: /S/ Russell Heaton	Date: March 31, 2015
Russell Heaton,
Chief Executive Officer
Chief Financial Officer
Director

