Form 10-Q
period 2015-09-30
CREDEX CORP
filed 2015-10-23
CIK 1432939

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 22, 2015 is 58,992,500 shares.

CREDEX CORPORATION

1

PART I — FINANCIAL INFORMATION

2

Credex Corporation
CONDENSED BALANCE SHEETS (Unaudited)
As of September 30, 2015 and December 31, 2014

	September 30,	December 31,
	2015	2014

ASSETS
Current assets
Cash	$—	$—
Total current assets	—
Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Current liabilities
Accounts payable	$2,225	$1,500
Stockholder loans - related parties	34,937	30,337
Total current liabilities	37,162	31,837
Total liabilities	37,162	31,837

STOCKHOLDERS' DEFICIT:
Common stock, $0.001 par value;
100,000,000 authorized shares, 58,992,500
shares issued and outstanding at
September 30, 2015 and December 31, 2014, respectively	58,993	58,993
Additional paid-in capital	242,449	242,449
Accumulated deficit	(338,604)	(333,279)
Total stockholders' deficit	(37,162)	(31,837)

Total liabilities and stockholders' deficit	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

Credex Corporation
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
For the three and nine months ended September 30, 2015 and 2014

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014

REVENUE:
Finance income	$—	$—	$—	$—
TOTAL REVENUE	—	—	—	—
OPERATING EXPENSES:
Professional fees	1,350	1,000	4,450	6,098
Stock transfer agent fees	225	300	725	900
General and administrative expenses	—	—	150	150
TOTAL OPERATING EXPENSES	1,575	1,300	5,325	7,148

LOSS FROM OPERATIONS	(1,575)	(1,300)	(5,325)	(7,148)

Provision for income taxes	—	—	—	—
NET LOSS	$(1,575)	$(1,300)	$(5,325)	$(7,148)

Net Loss Per Share: Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	58,992,500	58,992,500	58,992,500	58,992,500

The accompanying notes are an integral part of these condensed financial statements.

Credex Corporation
STATEMENTS OF CONDENSED CASH FLOWS (Unaudited)
For the nine months ended September 30, 2015 and 2014

	Nine months ended September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(5,325)	$(7,148)
Adjustments to reconcile net loss to net cash used in operating activities:
CHANGES TO ASSETS AND LIABILITIES
Increase in accounts payable	725	900

NET CASH USED BY OPERATING ACTIVITIES	(4,600)	(6,248)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholders loan - related party	4,600	6,248
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,600	6,248

NET INCREASE (DECREASE) IN CASH	—	—

Cash and Cash Equivalents - Beginning	—	—

Cash and Cash Equivalents - Ending	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

CREDEX CORPORATION

UNAUDITED NOTES TO THE CONDENSED FINANCIAL STATEMENTS

September 30, 2015

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

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Accordingly, these financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows as of September 30, 2015 and for all interim periods presented herein have been reflected in these financial statements and the notes there to. Interim results for the nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the fiscal year as a whole. These financial statements should be read in conjunction with the audited financial statements and accompanying notes as included in the Form 10-K for the year ended December 31, 2015

Accounting Basis

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

CREDEX CORPORATION

UNAUDITED NOTES TO THE CONDENSED FINANCIAL STATEMENTS

September 30, 2015

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

September 30, 2015

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE B – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s financial position and operating results raise substantial doubt about its ability to continue as a going concern. The Company has sustained losses of $338,604 since inception to September 30, 2015. The ability of the Company to continue as a going concern is dependent upon expanding operations and obtaining additional capital and financing. Management’s plan in this regard is to implement the Company’s business plan and to secure additional funds through equity or debt financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE C – STOCKHOLDER LOANS – RELATED PARTIES

During the year ended December 31, 2012, the Company received loans from Service Merchants Corp, a related party, totaling $7,700 towards operating expenses. During the three months period ended March 31, 2014, the Company received a loan totaling $2,000 towards operating expenses. The loans are unsecured, non-interest bearing and due on demand. As of September 30, 2015, $9,700 was due to Service Merchant Corp.

During the year ended December 31, 2013, the Company received loans from a shareholder of the company through Global Merchant Corp, a related party, totaling $11,289 towards various operating expenses. During the three months period ended March 31, 2014, the Company received a loan totaling $1,600 towards operating expenses. The loans are unsecured, non-interest bearing and due on demand. As of September 30, 2015, $12,889 was due to Global Merchant Corp.

During the year ended December 31, 2013, the Company received a loan from a shareholder of the company through Sterling Investment Corp, a related party, totaling $1,000 towards operating expenses. During the year ended December 31, 2014, the Company received a loan totaling $6,550 towards operating expenses.

CREDEX CORPORATION

UNAUDITED NOTES TO THE CONDENSED FINANCIAL STATEMENTS

September 30, 2015

NOTE C – STOCKHOLDER LOANS – RELATED PARTIES (CONTINUED)

During the nine month period ended September 30, 2015, the Company received a loan totaling $4,600 towards operating expenses. The loans are unsecured, non-interest bearing and due on demand. As of September 30, 2015, $12,150 was due to Sterling Investment Corp.

During the three month period ended March 31, 2014, the Company received a loan from Earth Wind Power Corp, a related party totaling $198 towards operating expenses. The loan is unsecured, non-interest bearing and due on demand. As of September 30, 2015, $198 was due to Earth Wind Power Corp.

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

There were 58,992,500 shares of common stock issued and outstanding as at September 30, 2015 and December 31, 2014.

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

NOTE F - INCOME TAXES

For the period ended September 30, 2015, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $338,604 at September 30, 2015, and will expire beginning in the year 2025.

The provision for Federal income tax consists of the following for the nine month periods ended September 30, 2015 and 2014:

	2015	2014
Federal income tax benefit attributable to:
Current Operations	$1,811	$2,430
Less: valuation allowance	(1,811)	(2,430)
Net provision for Federal income taxes	$—	$—

CREDEX CORPORATION

UNAUDITED NOTES TO THE CONDENSED FINANCIAL STATEMENTS

September 30, 2015

NOTE F - INCOME TAXES (CONTINUED)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Deferred Tax Asset	$115,125	$113,315
Valuation allowance	(115,125)	(113,315)
Net Deferred Tax Asset	$—	$—

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $338,604 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

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

NOTE H - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2015 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Plan of Operations

Comparison of the Three Months Ended September 30, 2015 and 2014

Lack of Revenues

We have limited operational history. For the three months ended September 30, 2015 and 2014 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the three months ended September 30, 2015 and 2014 were $1,575 and $1,300 respectively. Operating expenses consisted of professional fees of $1,350, and stock transfer agent fees of $225 for the three months ended September 30, 2015. Operating expenses consisted of professional fees of $1,000, and stock transfer agent fees of $300 for the three months ended September 30, 2014.

Net Loss

During the three months ended September 30, 2015 and 2014 the Company recognized net losses of $1,575 and $1,300.

Comparison of the Nine Months Ended September 30, 2015 and 2014

Lack of Revenues

We have limited operational history. For the nine months ended September 30, 2015 and 2014 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the nine months ended September 30, 2015 and 2014 were $5,325 and $7,148 respectively. Operating expenses consisted of professional fees of $4,450, general and administration expenses of $150 and stock transfer agent fees of $725 for the nine months ended September 30, 2015. Operating expenses consisted of professional fees of $6,098, general and administration expenses of $150 and stock transfer agent fees of $900 for the nine months ended September 30, 2014.

Net Loss

During the nine months ended September 30, 2015 and 2014 the Company recognized net losses of $5,325 and $7,148.

Liquidity and Capital Resources

Our capital resources have been acquired through the sale of shares of our common stock and loans from shareholders.

At September 30, 2015and December 31, 2014, we had total assets of $0 and $0 respectively.

At September 30, 2015and December 31, 2014, our total liabilities were $37,162 and $31,837, respectively consisting primarily of accounts payable and shareholder loans.

CASH FLOWS FROM OPERATING ACTIVITIES

For the nine month period ended September 30, 2015, net cash flows used in operating activities was $4,600 consisting of a net loss of $5,325 and accounts payable of $725. Net cash flows used in operating activities was $7,148 for the nine month period ended September 30, 2014.CASH FLOWS FROM FINANCING ACTIVITIES

For the nine month period ended September 30, 2015, net cash flows provided by financing activities was $4,600 consisting of loans from stockholders and related parties. For the nine month period ended September 30, 2014 net cash flows provided by financing activities was $6,248 consisting of loans from stockholder and related parties.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable to Smaller Reporting Companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company handles all aspects of the company. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of September 30, 2015 due to the Company’s small size and a lack of segregation of duties.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2015 that have materially impacted, or are reasonably likely to materially impact, the Company’s internal control over financial reporting.

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

Management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of September 30, 2015 and determined that controls are ineffective due to the Company’s small size and lack of segregation of duties.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The authorized equity of Credex Corporation consists of 100 million Shares, $.0001 par value per share, of which 58,992,500 Shares are registered, issued and outstanding to officers and directors for cash and services rendered from inception (September 2, 2005) through September 30, 2015

Item 3. Defaults Upon Senior Securities.

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

Credex Corporation

By:	/s/ Russell Heaton	Date:	October 23, 2015
Russell Heaton,
Chief Executive Officer Chief Financial Officer Director

