Form 10-K
period 2015-12-31
CREDEX CORP
filed 2016-03-04
CIK 1432939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] YES [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 3, 2016 is 58,992,500 shares.

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

PART I

Item 1. Business

Overview

Credex, a Florida corporation, was formed on September 2, 2005. The Company was formed for the purpose of raising the necessary funds for purchasing, servicing, managing and reselling of non-performing (defaulted) unsecured credit card debt portfolios to be acquired from financial institutions and distressed debt wholesalers. Since its inception, the Company derived no revenues and no income from such business and as result as of December 31, 2015, had an accumulated deficit of $340,129.

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

Our plan is to find a merger candidate or opportunity in the hydrogen sector . Accordingly, our business, financial condition and results of operations will be directly affected by the demand for our products. Demand is subject to fluctuation, and adverse trends in the market could adversely affect our business. In addition, general economic conditions, consumer trends, energy prices, work stoppages, natural disasters and terrorism could have a material adverse effect on our business. A protracted global recession could have a significant negative impact on our business, financial condition and results of operations could be negatively impacted.

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

Item 1B. Unresolved Staff Comments.

As of December 2015, there are no unresolved Staff Comments

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

Plan of Operations

As discussed above we have not yet operated pursuant to our business plan. We have generated no revenue in 2015 or 2014.

Comparison of the Years Ended December 31, 2015 and 2014

Lack of Revenues

We have limited operational history. During the year ended December 31, 2015 and 2014 we have not generated any revenue. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the years ended December 31, 2015 and 2014 were $6,850 and $11,548 respectively. Operating expenses in 2015 consisted of professional fees of $5,750, stock transfer agent fees of $950 and general and administrative expense $150. Operating expenses in 2014 consisted of professional fees of $10,198, stock transfer agent fees of $1,200 and general and administrative expense $150.

Net Loss

During the year ended December 31, 2015 and 2014 the Company recognized net losses of $6,850 and $11,548.

Liquidity and Capital Resources

Our capital resources have been acquired through the sale of shares of our common stock and loans from shareholders and third parties.

At December 31, 2015 and 2014, we had total assets of $0 and $0 respectively.

At December 31, 2015 and 2014, our total liabilities were $38,687 and $31,837 respectively consisting primarily of accounts payable and shareholder loans.

Net cash used in operating activities was $5,900 for the year ended December 31, 2015 and was $10,348 for the year ended December 31, 2014. The net cash used in operating activities was related to an increase in operating expenses.

Net cash provided by financing activities was $5,900 for the year ended December 31, 2015 and was $10,348 for the year ended December 31, 2014. The cash provided by financing activities was primarily due to shareholder loans.

During the year ended December 31, 2014, the Company received a loan from Service Merchants Corp, a related party, totaling $2,000 towards operating expenses. The loans are unsecured, non-interest bearing and due on demand. As of December 31, 2015 and 2014, $9,700 was due to Service Merchant Corp.

During the year ended December 31, 2014, the Company received a loan from a shareholder of the company through Global Merchant Corp, a related party, totaling $1,600 towards operating expenses. The loans are unsecured, non-interest bearing and due on demand. As of December 31, 2015 and 2014, $12,889 was due to Global Merchant Corp.

During the year ended December 31, 2014, the Company received a loan from a shareholder of the company through Sterling Investment Corp, a related party, totaling $6,550 towards operating expenses. During the year ended December 31, 2015, the Company received a loan from a shareholder of the company through Sterling Investment Corp, a related party totaling $5,900 towards operating expenses. The loans are unsecured, non-interest bearing and due on demand. As of December 31, 2015 and 2014, $13,450 and $7,550, respectively, was due to Sterling Investment Corp.

During the year ended December 31, 2014, the Company received loans from Earth Wind Power Corp, a related party totaling $198 towards operating expenses. The loan is unsecured, non-interest bearing and due on demand. As of December 31, 2015 and 2014, $198 was due to Earth Wind Power Corp.

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

DECEMBER 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Credex Corporation

We have audited the accompanying balance sheets of Credex Corporation as of December 31, 2015 and 2014 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2015 and 2014. Credex Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Credex Corporation as of December 31, 2015 and 2014 the results of their operations, and their cash flows, for the years ended December 31, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ KLJ & Associates, LLP KLJ & Associates, LLP
Edina, MN
March 4, 2016

Credex Corporation
BALANCE SHEETS

	December 31,	December 31,
	2015	2014

ASSETS
Current assets
Cash	$—	$—
Total current assets	—
Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Current liabilities
Accounts payable	$2,450	$1,500
Stockholder loans - related parties	36,237	30,337
Total current liabilities	38,687	31,837
Total liabilities	38,687	31,837

STOCKHOLDERS' DEFICIT:
Common stock, $0.001 par value;
100,000,000 authorized shares, 58,992,500
shares issued and outstanding at
December 31, 2015 and 2014, respectively	58,993	58,993
Additional paid-in capital	242,449	242,449
Accumulated deficit	(340,129)	(333,279)
Total stockholders' deficit	(38,687)	(31,837)

Total liabilities and stockholders' deficit	$—	$—

The accompanying notes are an integral part of these financial statements.

Credex Corporation
STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2015	2014

REVENUE:
Finance income	$—	$—
TOTAL REVENUE	—	—
OPERATING EXPENSES:
Professional fees	5,750	10,198
Stock transfer agent fees	950	1,200
General and administrative expenses	150	150
TOTAL OPERATING EXPENSES	6,850	11,548

LOSS FROM OPERATIONS	(6,850)	(11,548)

Provision for income taxes	—	—
NET LOSS	$(6,850)	$(11,548)

Net Loss Per Share: Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding	58,992,500	58,992,500

The accompanying notes are an integral part of these financial statements.

Credex Corporation
STATEMENTS OF STOCKHOLDERS’ DEFICIT

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance –December 31, 2013	58,992,500	$58,993	$242,449	$(321,731)	$(20,289)

Net loss for period ended December 31, 2014	—	—	—	(11,548)	(11,548)

Balances - December 31, 2014	58,992,500	$58,993	$242,449	$(333,279)	$(31,837)

Net loss for period ended December 31, 2015	—	—	—	(6,850)	(6,850)

Balances - December 31, 2015	58,992,500	$58,993	$242,449	$(340,129)	$(38,687)

The accompanying notes are an integral part of these financial statements.

Credex Corporation
STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(6,850)	$(11,548)
Adjustments to reconcile net loss to net cash used in operating activities:
CHANGES TO ASSETS AND LIABILITIES
Increase in accounts payable	950	1,200

NET CASH USED BY OPERATING ACTIVITIES	(5,900)	(10,348)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholders loan - related party	5,900	10,348
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,900	10,348

NET INCREASE (DECREASE) IN CASH	—	—

Cash and Cash Equivalents - Beginning	—	—

Cash and Cash Equivalents - Ending	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

CREDEX CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2015

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Purpose

Credex Corporation, (the "Company") was incorporated in the State of Florida on September 2, 2005. The company is looking renewable energy and hydrogen technologies and develop new markets. The Company is currently reviewing various technologies. The Company is also exploring avenues for raising capital in order to put its business plan into effect. The Company’s principal office is in Las Vegas, Nevada.

Basis of Presentation

The accompanying interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of our management, all adjustments, necessary in order for the financial statements to be not misleading have been reflected here in.

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

December 31, 2015

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

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2015

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

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

NOTE B – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s financial position and operating results raise substantial doubt about its ability to continue as a going concern. The Company has sustained losses of $340,129 since inception to December 31, 2015. The ability of the Company to continue as a going concern is dependent upon expanding operations and obtaining additional capital and financing. Management’s plan in this regard is to implement the Company’s business plan and to secure additional funds through equity or debt financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE C – STOCKHOLDER LOANS – RELATED PARTIES

During the year ended December 31, 2012, the Company received loans from Service Merchants Corp, a related party, totaling $7,700 towards operating expenses. During the year ended December 31, 2014, the Company received a loan totaling $2,000 towards operating expenses. The loans are unsecured, non-interest bearing and due on demand. As of December 31, 2015 and 2014, $9,700 was due to Service Merchant Corp.

During the year ended December 31, 2013, the Company received loans from a shareholder of the company through Global Merchant Corp, a related party, totaling $11,289 towards various operating expenses. During the year ended December 31, 2014, the Company received a loan totaling $1,600 towards operating expenses. The loans are unsecured, non-interest bearing and due on demand. As of December 31, 2015 and 2014, $12,889 was due to Global Merchant Corp.

During the year ended December 31, 2013, the Company received a loan from a shareholder of the company through Sterling Investment Corp, a related party, totaling $1,000 towards operating expenses. During the year ended December 31, 2014, the Company received a loan totaling $6,550 towards operating expenses.

During the year ended December 31, 2015, the Company received a loan totaling $5,900 towards operating expenses. The loans are unsecured, non-interest bearing and due on demand. As of December 31, 2015 and 2014, $13,450 and $7,550 respectively, was due to Sterling Investment Corp.

During the year ended December 31, 2014, the Company received a loan from Earth Wind Power Corp, a related party totaling $198 towards operating expenses. The loan is unsecured, non-interest bearing and due on demand. As of December 31, 2015 and 2014, $198 was due to Earth Wind Power Corp.

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

There were 58,992,500 shares of common stock issued and outstanding at December 31, 2015 and 2014.

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

NOTE F – INCOME TAXES

For the period ended December 31, 2015, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $340,129 at December 31, 2015, and will expire beginning of the year 2025.

CREDEX CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2015

NOTE F – INCOME TAXES (CONTINUED)

The provision for Federal income tax consists of the following for the years ended December 31, 2015 and 2014:

	2015	2014
Federal income tax benefit attributable to:
Current Operations	$2,329	$3,926
Less: valuation allowance	(2,329)	(3,926)
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Deferred Tax Asset	$115,644	$113,315
Valuation allowance	(115,644)	(113,315)
Net Deferred Tax Asset	$—	$—

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $340,129 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE G – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2015 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are none.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company handles all aspects of the company.

Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of December 31, 2015 due to the Company’s small size and a lack of segregation of duties.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the year ended December 31, 2015 that have materially impacted, or are reasonably likely to materially impact, the Company’s internal control over financial reporting.

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

Management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2015 and determined that controls are ineffective due to the Company’s small size and lack of segregation of duties.

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

			(a)	(b)	(c)
Name and Principal Position	Year	Salary*	Bonus	Option Awards	All Other Compensation	Total Compensation
Mr. Russell Heaton, President and Director	2015	$0	$0	$0	$0	$0
Mr. Russell Heaton, President and Director	2014	$0	$0	$0	$0	$0

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

During the year ended December 31, 2014, the Company received loans from Service Merchants Corp, a related party, totaling $2,000 towards operating expenses. The loans are unsecured, non-interest bearing and due on demand. As of December 31, 2015 and 2014, $9,700 was due to Service Merchant Corp.

During the year ended December 31, 2014, the Company received loans from a shareholder of the company through Global Merchant Corp, a related party, totaling $1,600 towards operating expenses. The loans are unsecured, non-interest bearing and due on demand. As of December 31, 2015 and 2014 $12,889 was due to Global Merchant Corp.

During the year ended December 31, 2014, the Company received loans from a shareholder of the company through Sterling Investment Corp, a related party, totaling $6,550 towards operating expenses. During the year ended December 31, 2015, the Company received a loan loans from a shareholder of the company through Sterling Investment Corp, a related party, totaling $5,900 towards operating expenses. The loans are unsecured, non-interest bearing and due on demand. As of December 31, 2015 and 2014 $13,450 and $7,550 respectively, was due to Sterling Investment Corp.

During the year ended December 31, 2014, the Company received from Earth Wind Power Corp, a related party totaling $198 towards operating expenses. The loan is unsecured, non-interest bearing and due on demand. As of December 31, 2015 and 2014 , $198 was due to Earth Wind Power Corp

Shell company status

During the past five fiscal years, Cypress and Service Merchants Corp. are the only two persons who acquired control of the Company. The sole shareholder of Cypress is Steven G. Salmond. The shareholders of Service Merchants Corp. are Robert Guerra and Rodney Brewer. Except as described above and in Note C to the Company’s financial statements, neither party has, directly or indirectly, received money, property, contracts, options or rights of any kind, assets, services or other consideration from the Company.

Item 14. Principal Accounting Fees and Services

The aggregate professional fees paid to our registered public accounting firm for its annual audit and quarterly reviews during the year ended December 31, 2015 and 2014 were as follows:

	December 31, 2015	December 31, 2014
Audit Fees and Audit Related Fees	$3,750	$8,500
Tax Fees	—	—
All Other Fees	—	—
TOTAL	$3,750	$8,500

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

Credex Corporation

By: /s/ Russell Heaton	Date: March 4, 2016
Russell Heaton,
Chief Executive Officer
Chief Financial Officer
Director

