Form 10-Q
period 2016-06-30
CREDEX CORP
filed 2016-07-27
CIK 1432939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 27, 2016 is 58,992,500 shares.

CREDEX CORPORATION

1

CREDEX CORPORATION

PART I — FINANCIAL INFORMATION

2

Credex Corporation
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2016	2015

ASSETS
Current assets
Cash	$—	$—
Total current assets	—
Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Current liabilities
Accounts payable	$150	$2,450
Stockholder loans - related parties	44,687	36,237
Total current liabilities	44,837	38,687
Total liabilities	$44,837	$38,687

STOCKHOLDERS' DEFICIT:
Common stock, $0.001 par value;
100,000,000 authorized shares, 58,992,500
shares issued and outstanding at
June 30, 2016 and December 31, 2015, respectively	$58,993	$58,993
Additional paid-in capital	242,449	242,449
Accumulated deficit	(346,279)	(340,129)
Total stockholders' deficit	(44,837)	(38,687)

Total liabilities and stockholders' deficit	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

Credex Corporation
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015

REVENUE:
Finance income	$—	$—	$—	$—
TOTAL REVENUE	—	—	—	—
OPERATING EXPENSES:
Professional fees	1,300	1,350	5,550	3,100
Stock transfer agent fees	225	225	450	500
General and administrative expenses	—	—	150	150
TOTAL OPERATING EXPENSES	1,525	1,575	6,150	3,750

LOSS FROM OPERATIONS	(1,525)	(1,575)	(6,150)	(3,750)

Provision for income taxes	—	—	—	—
NET LOSS	$(1,525)	$(1,575)	$(6,150)	$(3,750)

Net Loss Per Share: Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	58,992,500	58,992,500	58,992,500	58,992,500

The accompanying notes are an integral part of these condensed financial statements.

Credex Corporation
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(6,150)	$(3,750)
Adjustments to reconcile net loss to net cash used in operating activities:
CHANGES TO ASSETS AND LIABILITIES
Increase (decrease) in accounts payable	(2,300)	500

NET CASH USED BY OPERATING ACTIVITIES	(8,450)	(3,250)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholders loan - related party	8,450	3,250
NET CASH PROVIDED BY FINANCING ACTIVITIES	8,450	3,250

NET INCREASE (DECREASE) IN CASH	—	—

Cash and Cash Equivalents - Beginning	—	—

Cash and Cash Equivalents - Ending	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

CREDEX CORPORATION

NOTES TO THE FINANCIAL CONDENSED STATEMENTS (UNAUDITED)

June 30, 2016

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

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. Accordingly, these financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows as of June 30, 2016 and for all interim periods presented herein have been reflected in these financial statements and the notes there to. Interim results for the six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the fiscal year as a whole. These financial statements should be read in conjunction with the audited financial statements and accompanying notes as included in the Form 10-K for the year ended December 31, 2015.

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

CREDEX CORPORATION

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2016

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

June 30, 2016

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

NOTE B – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s financial position and operating results raise substantial doubt about its ability to continue as a going concern. The Company has sustained losses of $346,279 since inception to June 30, 2016. The ability of the Company to continue as a going concern is dependent upon expanding operations and obtaining additional capital and financing. Management’s plan in this regard is to implement the Company’s business plan and to secure additional funds through equity or debt financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

CREDEX CORPORATION

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2016

NOTE C – STOCKHOLDER LOANS – RELATED PARTIES

During the year ended December 31, 2012, the Company received loans from Service Merchants Corp, a related party, totaling $7,700 towards operating expenses. During the year ended December 31, 2014, the Company received a loan totaling $2,000 towards operating expenses. The loans are unsecured, non-interest bearing and due on demand. As of June 30, 2016 and December 31, 2015, $9,700 was due to Service Merchant Corp.

During the year ended December 31, 2013, the Company received loans from a shareholder of the company through Global Merchant Corp, a related party, totaling $11,289 towards various operating expenses. During the year ended December 31, 2014, the Company received a loan totaling $1,600 towards operating expenses. The loans are unsecured, non-interest bearing and due on demand. As of June 30, 2016 and December 31, 2015, $12,889 was due to Global Merchant Corp.

During the year ended December 31, 2013, the Company received a loan from a shareholder of the company through Sterling Investment Corp, a related party, totaling $1,000 towards operating expenses. During the year ended December 31, 2014, the Company received a loan totaling $6,550 towards operating expenses. During the year ended December 31, 2015, the Company received a loan totaling $5,900 towards operating expenses. During the six months ended June 30, 2016, the Company received a loan totaling $8,450 towards operating expenses. The loans are unsecured, non-interest bearing and due on demand. As of June 30, 2016 and December 31, 2015, $ 21,900 and $13,450 respectively, was due to Sterling Investment Corp.

During the year ended December 31, 2014, the Company received a loan from Earth Wind Power Corp, a related party totaling $198 towards operating expenses. The loan is unsecured, non-interest bearing and due on demand. As of June 30, 2016 and December 31, 2015, $198 was due to Earth Wind Power Corp.

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

There were 58,992,500 shares of common stock issued and outstanding at June 30, 2016 and December 31, 2015.

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

CREDEX CORPORATION

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2016

NOTE F – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2016 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and other financial information contained in this prospectus.

Overview

We are a start up company. Although Credex has not operated pursuant to its business plan, in 2005 Credex purchased a portfolio of defaulted credit card debt to test the feasibility of its business plan. On a trial basis accounts from the portfolio were collected. The remainder of the portfolio was then sold. Our auditors have raised substantial doubt as to our ability to continue as a going concern. We need a minimum of approximately $100,000 during the next 12 months to begin implementation of our business plan.

We are a start up company with no revenues or operating history. Our address is 848 Rainbow Blvd, # 2096 Las Vegas, Nevada 89107. The telephone number is 801-243-5661. While our address is in Nevada, our sole officer and director currently operates our business from Utah without an office and through the use of phone and email.

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

Plan of Operations

Comparison of the Three Months Ended June 30, 2016 and 2015

Lack of Revenues

We have limited operational history. For the three months ended June 30, 2016 and 2015 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the three months ended June 30, 2016 and 2015 were $1,525 and $1,575 respectively. Operating expenses consisted of professional fees of $1,300 and stock transfer agent fees of $225 for the three months ended June 30, 2016. Operating expenses consisted of professional fees of $1,350, and stock transfer agent fees of $225 for the three months ended June 30, 2015.

Net Loss

During the three months ended June 30, 2016 and 2015 the Company recognized net losses of $1,525 and $1,575.

Comparison of the Six Months Ended June 30, 2016 and 2015

Lack of Revenues

We have limited operational history. For the six months ended June 30, 2016 and 2015 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the six months ended June 30, 2016 and 2015 were $6,150 and $3,750 respectively. Operating expenses consisted of professional fees of $5,550, and stock transfer agent fees of $450, and General and administrative expenses of $150 for the six months ended June 30, 2016. Operating expenses consisted of professional fees of $3,100, and stock transfer agent fees of $500, and General and administrative expenses of $150 for the six months ended June 30, 2015.

Net Loss

During the six months ended June 30, 2016 and 2015 the Company recognized net losses of $6,150 and $3,750.

Liquidity and Capital Resources

Our capital resources have been acquired through the sale of shares of our common stock and loans from shareholders.

At June 30, 2016 and December 31, 2015, we had total assets of $0 and $0 respectively.

At June 30, 2016 and December 31, 2015, our total liabilities were $44,837 and $38,687, respectively consisting primarily of accounts payable and shareholder loans.

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash flows used in operating activities for the six month periods ended June 30, 2016 and 2015 was $(8,450) and $(3,250).

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash flows provided by financing activates for the six month periods ended June 30, 2016 and 2015 was $8,450 and $3,250 consisting of loans from stockholders and related parties.

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

Business Overview

Credex, a Florida corporation, was formed on September 2, 2005. The Company was formed for the purpose of raising the necessary funds for purchasing, servicing, managing and reselling of non-performing (defaulted) unsecured credit card debt portfolios to be acquired from financial institutions and distressed debt wholesalers. Since its inception, the Company derived no revenues and no income from such business and as result as of June 30, 2016, had an accumulated deficit of $346,279

We are a development stage company with no revenues or operating history. Our address is 848 Rainbow Blvd, # 2096 Las Vegas, Nevada 89107. The telephone number is 801-243-5661. While our address is in Nevada, our sole officer and director currently operate our business from Utah without an office and through the use of phone and email.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable to Smaller Reporting Companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company handles all aspects of the company. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of June 30, 2016 due to the Company’s small size and a lack of segregation of duties.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2016 that have materially impacted, or are reasonably likely to materially impact, the Company’s internal control over financial reporting.

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

Management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of June 30, 2016 and determined that controls are ineffective due to the Company’s small size and lack of segregation of duties.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The authorized equity of Credex Corporation consists of 100 million Shares, $.0001 par value per share, of which 58,992,500 Shares are registered, issued and outstanding to officers and directors for cash and services rendered from inception (September 2, 2005) through June 30, 2016

Item 3. Defaults Upon Senior Securities.

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

Credex Corporation

By:	/s/ Russell Heaton	Date:	July 27, 2016
Russell Heaton,
Chief Executive Officer Chief Financial Officer Director

