Form 10-Q
period 2016-09-30
CREDEX CORP
filed 2016-11-03
CIK 1432939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 2, 2016 is 58,992,500 shares.

CREDEX CORPORATION

1

CREDEX CORPORATION

PART I — FINANCIAL INFORMATION

2

Credex Corporation
CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2016	2015

ASSETS
Current assets
Cash	$—	$—
Total current assets	—
Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Current liabilities
Accounts payable	$150	$2,450
Stockholder loans - related parties	45,737	36,237
Total current liabilities	45,887	38,687
Total liabilities	45,887	38,687

STOCKHOLDERS' DEFICIT:
Common stock, $0.001 par value;
100,000,000 authorized shares, 58,992,500
shares issued and outstanding at
September 30, 2016 and December 31, 2015, respectively	58,993	58,993
Additional paid-in capital	242,449	242,449
Accumulated deficit	(347,329)	(340,129)
Total stockholders' deficit	(45,887)	(38,687)

Total liabilities and stockholders' deficit	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

Credex Corporation
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015

REVENUE:
Finance income	$—	$—	$—	$—
TOTAL REVENUE	—	—	—	—
OPERATING EXPENSES:
Professional fees	900	1,350	6,450	4,450
Stock transfer agent fees	150	225	600	725
General and administrative expenses	—	—	150	150
TOTAL OPERATING EXPENSES	1,050	1,575	7,200	5,325

LOSS FROM OPERATIONS	(1,050)	(1,575)	(7,200)	(5,325)

Provision for income taxes	—	—	—	—
NET LOSS	$(1,050)	$(1,575)	$(7,200)	$(5,325)

Net Loss Per Share: Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	58,992,500	58,992,500	58,992,500	58,992,500

The accompanying notes are an integral part of these condensed financial statements.

Credex Corporation
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(7,200)	$(5,325)
Adjustments to reconcile net loss to net cash used in operating activities:
CHANGES TO ASSETS AND LIABILITIES
Increase (decrease) in accounts payable	(2,300)	725

NET CASH USED BY OPERATING ACTIVITIES	(9,500)	(4,600)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholders loan - related party	9,500	4,600
NET CASH PROVIDED BY FINANCING ACTIVITIES	9,500	4,600

NET INCREASE (DECREASE) IN CASH	—	—

Cash and Cash Equivalents - Beginning	—	—

Cash and Cash Equivalents - Ending	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

CREDEX CORPORATION

NOTES TO THE FINANCIAL CONDENSED STATEMENTS (UNAUDITED)

September 30, 2016

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

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. Accordingly, these financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows as of September 30, 2016 and for all interim periods presented herein have been reflected in these financial statements and the notes there to. Interim results for the nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the fiscal year as a whole. These financial statements should be read in conjunction with the audited financial statements and accompanying notes as included in the Form 10-K for the year ended December 31, 2015.

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

September 30, 2016

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

September 30, 2016

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

NOTE B – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s financial position and operating results raise substantial doubt about its ability to continue as a going concern. The Company has sustained losses of $347,329 since inception to September 30, 2016. The ability of the Company to continue as a going concern is dependent upon expanding operations and obtaining additional capital and financing. Management’s plan in this regard is to implement the Company’s business plan and to secure additional funds through equity or debt financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

CREDEX CORPORATION

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2016

NOTE C – STOCKHOLDER LOANS – RELATED PARTIES

During the year ended December 31, 2012, the Company received loans from Service Merchants Corp, a related party, totaling $7,700 towards operating expenses. During the year ended December 31, 2014, the Company received a loan totaling $2,000 towards operating expenses. The loans are unsecured, non-interest bearing and due on demand. As of September 30, 2016 and December 31, 2015, $9,700 was due to Service Merchant Corp.

During the year ended December 31, 2013, the Company received loans from a shareholder of the company through Global Merchant Corp, a related party, totaling $11,289 towards various operating expenses. During the year ended December 31, 2014, the Company received a loan totaling $1,600 towards operating expenses. The loans are unsecured, non-interest bearing and due on demand. As of September 30, 2016 and December 31, 2015, $12,889 was due to Global Merchant Corp.

During the year ended December 31, 2013, the Company received a loan from a shareholder of the company through Sterling Investment Corp, a related party, totaling $1,000 towards operating expenses. During the year ended December 31, 2014, the Company received a loan totaling $6,550 towards operating expenses. During the year ended December 31, 2015, the Company received a loan totaling $5,900 towards operating expenses. During the nine months ended September 30, 2016, the Company received a loan totaling $9,500 towards operating expenses. The loans are unsecured, non-interest bearing and due on demand. As of September 30, 2016 and December 31, 2015, $22,950 and $13,450 respectively, was due to Sterling Investment Corp.

During the year ended December 31, 2014, the Company received a loan from Earth Wind Power Corp, a related party totaling $198 towards operating expenses. The loan is unsecured, non-interest bearing and due on demand. As of September 30, 2016 and December 31, 2015, $198 was due to Earth Wind Power Corp.

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

There were 58,992,500 shares of common stock issued and outstanding at September 30, 2016 and December 31, 2015.

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

CREDEX CORPORATION

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2016

NOTE F – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2016 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Plan of Operations

Comparison of the Three Months Ended September 30, 2016 and 2015

Lack of Revenues

We have limited operational history. For the three months ended June 30, 2016 and 2015 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the three months ended September 30, 2016 and 2015 were $1,050 and $1,575 respectively. Operating expenses consisted of professional fees of $900 and stock transfer agent fees of $150 for the three months ended September 30, 2016. Operating expenses consisted of professional fees of $1,350, and stock transfer agent fees of $225 for the three months ended September 30, 2015.

Net Loss

During the three months ended September 30, 2016 and 2015 the Company recognized net losses of $1,050 and $1,575.

Comparison of the Nine Months Ended September 30, 2016 and 2015

Lack of Revenues

We have limited operational history. For the nine months ended September 30, 2016 and 2015 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the nine months ended September 30, 2016 and 2015 were $7,200 and $5,325 respectively. Operating expenses consisted of professional fees of $6,450, and stock transfer agent fees of $600, and General and administrative expenses of $150 for the nine months ended September 30, 2016. Operating expenses consisted of professional fees of $4,450, and stock transfer agent fees of $725, and General and administrative expenses of $150 for the nine months ended September 30, 2015.

Net Loss

During the nine months ended September 30, 2016 and 2015 the Company recognized net losses of $7,200 and $5,325.

Liquidity and Capital Resources

Our capital resources have been acquired through the sale of shares of our common stock and loans from shareholders.

At September 30, 2016 and December 31, 2015, we had total assets of $0 and $0 respectively.

At September 30, 2016 and December 31, 2015, our total liabilities were $45,887 and $38,687, respectively consisting primarily of accounts payable and shareholder loans.

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash flows used in operating activities for the nine month periods ended September 30, 2016 and 2015 was $(9,500) and $(4,600).

CASH FLOWS FROM FINANICING ACTIVITIES

Net cash flows provided by financing activates for the nine month periods ended September 30, 2016 and 2015 was $9,500 and $4,600 consisting of loans from stockholders and related parties.

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

Business Overview

Credex, a Florida corporation, was formed on September 2, 2005. The Company was formed for the purpose of raising the necessary funds for purchasing, servicing, managing and reselling of non-performing (defaulted) unsecured credit card debt portfolios to be acquired from financial institutions and distressed debt wholesalers. Since its inception, the Company derived no revenues and no income from such business and as result as of September 30, 2016, had an accumulated deficit of $347,329.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable to Smaller Reporting Companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company handles all aspects of the company. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of September 30, 2016 due to the Company’s small size and a lack of segregation of duties.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2016 that have materially impacted, or are reasonably likely to materially impact, the Company’s internal control over financial reporting.

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

Management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of September 30, 2016 and determined that controls are ineffective due to the Company’s small size and lack of segregation of duties.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The authorized equity of Credex Corporation consists of 100 million Shares, $.0001 par value per share, of which 58,992,500 Shares are registered, issued and outstanding to officers and directors for cash and services rendered from inception (September 2, 2005) through September 30, 2016

Item 3. Defaults Upon Senior Securities.

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

Credex Corporation

By:	/s/ Russell Heaton	Date:	November 3, 2016
Russell Heaton,
Chief Executive Officer Chief Financial Officer Director

