Form 10-K
period 2016-12-31
CREDEX CORP
filed 2017-03-30
CIK 1432939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] YES [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 27, 2017 is 58,992,500 shares.

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

PART I

Item 1. Business

Overview

Credex, a Florida corporation, was formed on September 2, 2005. The Company was formed for the purpose of raising the necessary funds for purchasing, servicing, managing and reselling of non-performing (defaulted) unsecured credit card debt portfolios to be acquired from financial institutions and distressed debt wholesalers. Since its inception, the Company derived no revenues and no income from such business and as result as of December 31, 2016, had an accumulated deficit of $349,129.

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

Our plan is to find a merger candidate or opportunity in the hydrogen sector. Accordingly, our business, financial condition and results of operations will be directly affected by the demand for our products. Demand is subject to fluctuation, and adverse trends in the market could adversely affect our business. In addition, general economic conditions, consumer trends, energy prices, work stoppages, natural disasters and terrorism could have a material adverse effect on our business. A protracted global recession could have a significant negative impact on our business, financial condition and results of operations could be negatively impacted.

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

Mr. Heaton, our sole officer and director, has no experience as the principal executive officer or principal financial officer of a public company. Consequently, our activities, earnings and ultimate success could suffer irreparable harm due to management’s lack of experience. As a result, we may have to suspend or cease activities which will result in the loss of your investment.

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

Item 1B. Unresolved Staff Comments.

As of December 2016, there are no unresolved Staff Comments

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

Plan of Operations

As discussed above we have not yet operated pursuant to our business plan. We have generated no revenue in 2016 or 2015.

Comparison of the Years Ended December 31, 2016 and 2015

Lack of Revenues

We have limited operational history. During the year ended December 31, 2016 and 2015 we have not generated any revenue. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the years ended December 31, 2016 and 2015 were $9,000 and $6,850 respectively. Operating expenses in 2016 consisted of professional fees of $8,250, stock transfer agent fees of $600 and general and administrative expense $150. Operating expenses in 2015 consisted of professional fees of $5,750, stock transfer agent fees of $950 and general and administrative expense $150.

Net Loss

During the year ended December 31, 2016 and 2015 the Company recognized net losses of $9,000 and $6,850.

Liquidity and Capital Resources

Our capital resources have been acquired through the sale of shares of our common stock and loans from shareholders and third parties.

At December 31, 2016 and 2015, we had total assets of $0 and $0 respectively.

At December 31, 2016 and 2015, our total liabilities were $47,687 and $38,687 respectively consisting primarily of accounts payable and shareholder loans.

Net cash used in operating activities was $11,050 for the year ended December 31, 2016 and was $5,900 for the year ended December 31, 2015. The net cash used in operating activities was related to an increase in operating expenses.

Net cash provided by financing activities was $11,050 for the year ended December 31, 2016 and was $5,900 for the year ended December 31, 2015. The cash provided by financing activities was primarily due to shareholder loans.

During the years ended December 31, 2016 and 2015, the Company received loans from a shareholder of the Company through Sterling Investment Corp., a related party, totaling $11,050 and $5,900, respectively.

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

DECEMBER 31, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Credex Corporation

We have audited the accompanying balance sheets of Credex Corporation as of December 31, 2016 and 2015 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2016 and 2015. Credex Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Credex Corporation as of December 31, 2016 and 2015 the results of their operations, and their cash flows, for the years ended December 31, 2016 and 2015, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ KLJ & Associates, LLP KLJ & Associates, LLP
Edina, MN
March 30, 2017

Credex Corporation
BALANCE SHEETS

	December 31,	December 31,
	2016	2015

ASSETS
Current assets
Cash	$—	$—
Total current assets	—
Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Current liabilities
Accounts payable	$400	$2,450
Stockholder loans - related parties	47,287	36,237
Total current liabilities	47,687	38,687
Total liabilities	47,687	38,687

STOCKHOLDERS' DEFICIT:
Common stock, $0.001 par value;
100,000,000 authorized shares, 58,992,500
shares issued and outstanding at
December 31, 2016 and 2015, respectively	58,993	58,993
Additional paid-in capital	242,449	242,449
Accumulated deficit	(349,129)	(340,129)
Total stockholders' deficit	(47,687)	(38,687)

Total liabilities and stockholders' deficit	$—	$—

The accompanying notes are an integral part of these financial statements.

Credex Corporation
STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2016	2015

REVENUE:
Finance income	$—	$—
TOTAL REVENUE	—	—
OPERATING EXPENSES:
Professional fees	8,250	5,750
Stock transfer agent fees	600	950
General and administrative expenses	150	150
TOTAL OPERATING EXPENSES	9,000	6,850

LOSS FROM OPERATIONS	(9,000)	(6,850)

Provision for income taxes	—	—
NET LOSS	$(9,000)	$(6,850)

Net Loss Per Share: Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding	58,992,500	58,992,500

The accompanying notes are an integral part of these financial statements.

Credex Corporation
STATEMENTS OF STOCKHOLDERS’ DEFICIT

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balances - December 31, 2014	58,992,500	$58,993	$242,449	$(333,279)	$(31,837)

Net loss for period ended December 31, 2015	—	—	—	(6,850)	(6,850)

Balances - December 31, 2015	58,992,500	$58,993	$242,449	$(340,129)	$(38,687)

Net loss for period ended December 31, 2016	—	—	—	(9,000)	(9,000)

Balances - December 31, 2016	58,992,500	$58,993	$242,449	$(349,129)	$(47,687)

The accompanying notes are an integral part of these financial statements.

Credex Corporation
STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(9,000)	$(6,850)
Adjustments to reconcile net loss to net cash used in operating activities:
CHANGES TO ASSETS AND LIABILITIES
Increase (decrease) in accounts payable	(2,050)	950

NET CASH USED BY OPERATING ACTIVITIES	(11,050)	(5,900)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholders loan - related party	11,050	5,900
NET CASH PROVIDED BY FINANCING ACTIVITIES	11,050	5,900

NET INCREASE (DECREASE) IN CASH	—	—

Cash and Cash Equivalents - Beginning	—	—

Cash and Cash Equivalents - Ending	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

CREDEX CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2016

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

Basis of Presentation

The accompanying financial statements have been in accordance with U.S. GAAP and rules of SEC. In the opinion of management, all adjustments necessary in order to for the financial statements to be not misleading have been properly reflected herein.

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

December 31, 2016

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

December 31, 2016

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

NOTE B – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s financial position and operating results raise substantial doubt about its ability to continue as a going concern. The Company has sustained losses of $349,129 since inception to December 31, 2016. The ability of the Company to continue as a going concern is dependent upon expanding operations and obtaining additional capital and financing. Management’s plan in this regard is to implement the Company’s business plan and to secure additional funds through equity or debt financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

CREDEX CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2016

NOTE C – STOCKHOLDER LOANS – RELATED PARTIES

During the year ended December 31, 2012, the Company received loans from Service Merchants Corp, a related party, totaling $7,700 towards operating expenses. During the year ended December 31, 2014, the Company received a loan totaling $2,000 towards operating expenses. The loans are unsecured, non-interest bearing and due on demand. As of December 31, 2016 and December 31, 2015, $9,700 was due to Service Merchant Corp.

During the year ended December 31, 2013, the Company received loans from a shareholder of the company through Global Merchant Corp, a related party, totaling $11,289 towards various operating expenses. During the year ended December 31, 2014, the Company received a loan totaling $1,600 towards operating expenses. The loans are unsecured, non-interest bearing and due on demand. As of December 31, 2016 and December 31, 2015, $12,889 was due to Global Merchant Corp.

During the year ended December 31, 2013, the Company received a loan from a shareholder of the company through Sterling Investment Corp, a related party, totaling $1,000 towards operating expenses. During the year ended December 31, 2014, the Company received a loan totaling $6,550 towards operating expenses. During the year ended December 31, 2015, the Company received a loan totaling $5,900 towards operating expenses. During the year ended December 31, 2016, the Company received a loan totaling $11,050 towards operating expenses. The loans are unsecured, non-interest bearing and due on demand. As of December 31, 2016 and December 31, 2015, $24,500 and $13,450 respectively, was due to Sterling Investment Corp.

During the year ended December 31, 2014, the Company received a loan from Earth Wind Power Corp, a related party totaling $198 towards operating expenses. The loan is unsecured, non-interest bearing and due on demand. As of December 31, 2016 and December 31, 2015, $198 was due to Earth Wind Power Corp.

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

There were 58,992,500 shares of common stock issued and outstanding at December 31, 2016 and December 31, 2015.

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

CREDEX CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2016

NOTE F – INCOME TAXES

For the period ended December 31, 2016, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $349,129 at December 31, 2016, and will expire beginning of the year 2025.

The provision for Federal income tax consists of the following for the years ended December 31, 2016 and 2015:

	2016	2015
Federal income tax benefit attributable to:
Current Operations	$3,060	$2,329
Less: valuation allowance	(3,060)	(2,329)
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Deferred Tax Asset	$118,704	$115,644
Valuation allowance	(118,704)	(115,644)
Net Deferred Tax Asset	$—	$—

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $349,129 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE G – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2016 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are none.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company handles all aspects of the company.

 Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of December 31, 2016 due to the Company’s small size and a lack of segregation of duties.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the year ended December 31, 2016 that have materially impacted, or are reasonably likely to materially impact, the Company’s internal control over financial reporting.

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

Management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2016 and determined that controls are ineffective due to the Company’s small size and lack of segregation of duties.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

During the year ended December 31, 2014, the Company received a loan from Service Merchants Corp, a related party, totaling $2,000 towards operating expenses. The loans are unsecured, non-interest bearing and due on demand. As of December 31, 2016 and 2015, $9,700 was due to Service Merchant Corp.

During the year ended December 31, 2014, the Company received a loan from a shareholder of the company through Global Merchant Corp, a related party, totaling $1,600 towards operating expenses. The loans are unsecured, non-interest bearing and due on demand. As of December 31, 2016 and 2015, $12,889 was due to Global Merchant Corp.

During the year ended December 31, 2014, the Company received a loan from a shareholder of the company through Sterling Investment Corp, a related party, totaling $6,550 towards operating expenses. During the year ended December 31, 2015, the Company received a loan from a shareholder of the company through Sterling Investment Corp, a related party totaling $5,900 towards operating expenses. During the year ended December 31, 2016, the Company received a loan totaling $11,050 towards operating expenses. The loans are unsecured, non-interest bearing and due on demand. As of December 31, 2016 and December 31, 2015, $24,500 and $13,450 respectively, was due to Sterling Investment Corp.

During the year ended December 31, 2014, the Company received loans from Earth Wind Power Corp, a related party totaling $198 towards operating expenses. The loan is unsecured, non-interest bearing and due on demand. As of December 31, 2016 and 2015, $198 was due to Earth Wind Power Corp.

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

Item 14. Principal Accounting Fees and Services

The aggregate professional fees paid to our registered public accounting firm for its annual audit and quarterly reviews during the year ended December 31, 2016 and 2015 were as follows:

	December 31, 2016	December 31, 2015
Audit Fees and Audit Related Fees	$6,350	$3,750
Tax Fees	—	—
All Other Fees	—	—
TOTAL	$6,350	$3,750

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

Credex Corporation

By: /s/ Russell Heaton	Date: March 30, 2017
Russell Heaton,
Chief Executive Officer
Chief Financial Officer
Director

