Form 10-K
period 2017-12-31
CREDEX CORP
filed 2018-03-20
CIK 1432939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

(801) 243-5661

Registrant’s telephone number, including area code

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

[ ]  YES    [x]   NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer,," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] YES [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of February 22, 2018 is 58,992,500 shares.

1

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

PART I

Item 1. Business

Overview

Credex, a Florida corporation, was formed on September 2, 2005. The Company was formed for the purpose of raising the necessary funds for purchasing, servicing, managing and reselling of non-performing (defaulted) unsecured credit card debt portfolios to be acquired from financial institutions and distressed debt wholesalers. Since its inception, the Company derived no revenues and no income from such business and as result as of December 31, 2017, had an accumulated deficit of $358,079.

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

Our success is dependent on a limited number of key executives and other third-party advisors.

The success of our business strategy and our ability to operate profitably depends on the continued employment of our senior management team and the services of other third-party advisors. The loss of the services of one or more of these key parties could have a material adverse effect on our business, financial condition and/or results of operations. There can be no assurance that we will be able to retain our existing senior management, attract additional qualified executives or joint venture partners or adequately fill new senior management positions or vacancies created by expansion or turnover. We do not have employment agreements with our senior management team and we do not maintain key-person life insurance policies on their lives. The loss of any of our senior management or key personnel could seriously harm our business.

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

Item 1B. Unresolved Staff Comments.

As of December 2017, there are no unresolved Staff Comments

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

Plan of Operations

As discussed above we have not yet operated pursuant to our business plan. We have generated no revenue in 2017 or 2016.

Comparison of the Years Ended December 31, 2017 and 2016

Lack of Revenues

We have limited operational history. During the year ended December 31, 2017 and 2016 we have not generated any revenue. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the years ended December 31, 2017 and 2016 were $8,950 and $9,000 respectively. Operating expenses in 2017 consisted of professional fees of $8,400, stock transfer agent fees of $400 and general and administrative expense $150. Operating expenses in 2016 consisted of professional fees of $8,250, stock transfer agent fees of $600 and general and administrative expense $150.

Net Loss

During the year ended December 31, 2017 and 2016 the Company recognized net losses of $8,950 and $9,000.

Liquidity and Capital Resources

Our capital resources have been acquired through the sale of shares of our common stock and loans from shareholders and third parties.

At December 31, 2017 and 2016, we had total assets of $0 and $0 respectively.

At December 31, 2017 and 2016, our total liabilities were $56,637 and $47,687 respectively consisting primarily of accounts payable and shareholder loans.

Cash flows from operating activities

Net cash used in operating activities was $9,150 for the year ended December 31, 2017 and was $11,050 for the year ended December 31, 2016. The net cash used in operating activities was related to an increase in operating expenses.

Cash flows from financing activities

Net cash provided by financing activities was $9,150 for the year ended December 31, 2017 and was $11,050 for the year ended December 31, 2016. The cash provided by financing activities was primarily due to shareholder loans.

Cash Requirements

We intend to propagative funding for our activities, if any, through a combination of the private placement of the company’s equity securities and the public sales of equity securities.

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

DECEMBER 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Credex Corporation

We have audited the accompanying balance sheet of Credex Corporation as of December 31, 2016 and the related statement of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2016. Credex Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Credex Corporation as of December 31, 2016 the results of their operations, and their cash flows, for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ KLJ & Associates, LLP KLJ & Associates, LLP
Edina, MN
March 30, 2017

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA 98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Credex Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Credex Corporation as of December 31, 2017 and the related statements of operations, changes in stockholders’ deficit and cash flows for the period ended December 31, 2017, and the related notes (collectively referred to as “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and the results of its operations and its cash flows for the period then ended, in conformity with accounting principles generally accepted in the United States of America. The financial statements of Credex Corporation as of December 31, 2016, were audited by other auditors whose report dated March 30, 2017, expressed an unqualified opinion on those statements.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note B to the financial statements, although the Company has limited operations it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

We have served as the Company’s auditor since 2017.

Seattle, Washington

February 22, 2018

Credex Corporation
CONDENSED BALANCE SHEETS

	December 31,	December 31,
	2017	2016

ASSETS
Current assets
Cash	$—	$—
Total current assets	—	—
Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Current liabilities
Accounts payable	$200	$400
Stockholder loans - related parties	56,437	47,287
Total current liabilities	56,637	47,687
Total liabilities	56,637	47,687

STOCKHOLDERS' DEFICIT:
Common stock, $0.001 par value;
100,000,000 authorized shares, 58,992,500
shares issued and outstanding at
December 31, 2017 and 2016, respectively	58,993	58,993
Additional paid-in capital	242,449	242,449
Accumulated deficit	(358,079)	(349,129)
Total stockholders' deficit	(56,637)	(47,687)

Total liabilities and stockholders' deficit	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

Credex Corporation
CONDENSED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2017	2016

REVENUE:
Finance income	$—	$—
TOTAL REVENUE	—	—
OPERATING EXPENSES:
Professional fees	8,400	8,250
Stock transfer agent fees	400	600
General and administrative expenses	150	150
TOTAL OPERATING EXPENSES	8,950	9,000

LOSS FROM OPERATIONS	(8,950)	(9,000)

Provision for income taxes	—	—
NET LOSS	$(8,950)	$(9,000)

Net Loss Per Share: Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding	58,992,500	58,992,500

The accompanying notes are an integral part of these condensed financial statements.

Credex Corporation
CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional		Total
			Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balances - December 31, 2015	58,992,500	58,993	242,449	(340,129)	(38,687)

Net loss for the year ended December 31, 2016	—	—	—	(9,000)	(9,000)

Balances - December 31, 2016	58,992,500	58,993	242,449	(349,129)	(47,687)

Net loss for the year ended December 31, 2017	—	—	—	(8,950)	(8,950)

Balances - December 31, 2017	58,992,500	58,993	242,449	(358,079)	(56,637)
The accompanying notes are an integral part of these financial statements.

Credex Corporation
CONDENSED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the years	$(8,950)	$(9,000)
Adjustments to reconcile net loss to net cash used in operating activities:
CHANGES TO ASSETS AND LIABILITIES
Increase (decrease) in accounts payable	(200)	(2,050)

NET CASH USED BY OPERATING ACTIVITIES	(9,150)	(11,050)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholders loan - related party	9,150	11,050
NET CASH PROVIDED BY FINANCING ACTIVITIES	9,150	11,050

NET INCREASE (DECREASE) IN CASH	—	—

Cash and Cash Equivalents - Beginning	—	—

Cash and Cash Equivalents - Ending	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

CREDEX CORPORATION

NOTES TO THE FINANCIAL CONDENSED STATEMENTS

DECEMBER 31, 2017

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

DECEMBER 31, 2017

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

DECEMBER 31, 2017

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

As of December 31, 2017, and 2016, the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

CREDEX CORPORATION

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2017

NOTE B – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s financial position and operating results raise substantial doubt about its ability to continue as a going concern. The Company has sustained losses of $358,079 since inception to December 31, 2017. The ability of the Company to continue as a going concern is dependent upon expanding operations and obtaining additional capital and financing. Management’s plan in this regard is to implement the Company’s business plan and to secure additional funds through equity or debt financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE C – STOCKHOLDER LOANS – RELATED PARTIES

The Company received loans from Service Merchants Corp, a related party, towards operating expenses. The loans are unsecured, non-interest bearing and due on demand. As of December 31, 2017, and 2016, $9,700 was due to Service Merchant Corp.

The Company received loans from a shareholder of the company through Global Merchant Corp, a related party, towards various operating expenses. The loans are unsecured, non-interest bearing and due on demand. As of December 31, 2017, and 2016, $12,889 was due to Global Merchant Corp.

The Company received a loan from a shareholder of the company through Sterling Investment Corp, a related party, towards operating expenses. During the year ended December 31, 2016, the Company received a loan totaling $11,050 towards operating expenses. During the year ended December 31, 2017, the Company received a loan totaling $9,150 towards operating expenses. The loans are unsecured, non-interest bearing and due on demand. As of December 31, 2017, and 2016, $33,650 and $24,500 respectively, was due to Sterling Investment Corp.

The Company received a loan from Earth Wind Power Corp, a related party, towards operating expenses. The loan is unsecured, non-interest bearing and due on demand. As of December 31, 2017, and 2016, $198 was due to Earth Wind Power Corp.

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

There were 58,992,500 shares of common stock issued and outstanding at December 31, 2017 and 2016.

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

CREDEX CORPORATION

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2017

NOTE F - INCOME TAXES

For the period ended December 31, 2017, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $358,079 at December 31, 2017, and will expire beginning of the year 2025.

The provision for Federal income tax consists of the following for the years ended December 31, 2017 and 2016:

	2017	2016
Federal income tax benefit attributable to:
Current Operations	$1,880	$3,060
Less: valuation allowance	(1,880)	(3,060)
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 21% and 34% respectively of significant items comprising our net deferred tax amount is as follows as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Deferred Tax Asset	$75,197	$118,704
Valuation allowance	(75,197)	(118,704)
Net Deferred Tax Asset	$—	$—

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $358,079 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE G - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2017 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are none.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company handles all aspects of the company.

 Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of December 31, 2017 due to the Company’s small size and a lack of segregation of duties.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the year ended December 31, 2017 that have materially impacted, or are reasonably likely to materially impact, the Company’s internal control over financial reporting.

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

 Management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2017 and determined that controls are ineffective due to the Company’s small size and lack of segregation of duties.

This annual report does not include an attestation report by our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only our management report in this annual report.

Item 9B. Other Information.

None.

Part III

Item 10. Directors, Executive Offices and Corporate Governance

The name, age and title of our executive officer and director is as follows:

Officer and/or Director	Age	Title
Russell Heaton	67	President, Chief Executive Officer, Secretary, Treasurer and Director

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

			(a)	(b)	(c)
Name and Principal Position	Year	Salary*	Bonus	Option Awards	All Other Compensation	Total Compensation
Mr. Russell Heaton, President and Director	2017	$0	$0	$0	$0	$0
Mr. Russell Heaton, President and Director	2016	$0	$0	$0	$0	$0

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company received loans from Service Merchants Corp, a related party, towards operating expenses. The loans are unsecured, non-interest bearing and due on demand. As of December 31, 2017, and 2016, $9,700 was due to Service Merchant Corp.

The Company received loans from a shareholder of the company through Global Merchant Corp, a related party, towards various operating expenses. The loans are unsecured, non-interest bearing and due on demand. As of December 31, 2017, and 2016, $12,889 was due to Global Merchant Corp.

The Company received a loan from a shareholder of the company through Sterling Investment Corp, a related party, towards operating expenses. During the year ended December 31, 2016, the Company received a loan totaling $11,050 towards operating expenses. During the year ended December 31, 2017, the Company received a loan totaling $9,150 towards operating expenses. The loans are unsecured, non-interest bearing and due on demand. As of December 31, 2017, and 2016, $33,650 and $24,500 respectively, was due to Sterling Investment Corp.

The Company received a loan from Earth Wind Power Corp, a related party, towards operating expenses. The loan is unsecured, non-interest bearing and due on demand. As of December 31, 2017, and 2016, $198 was due to Earth Wind Power Corp.

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

Item 14. Principal Accounting Fees and Services

The aggregate professional fees paid to our registered public accounting firm for its annual audit and quarterly reviews during the year ended December 31, 2017 and 2016 were as follows:

	December 31, 2017	December 31, 2016
Audit Fees and Audit Related Fees: - KLJ & Associates LLP	$5,450	$6,350
- Michael Gillespie & Associates, PLLC	850	—
Tax Fees	—	—
All Other Fees	—	—
TOTAL	$6,300	$6,350

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

Credex Corporation

By: /s/ Russell Heaton	Date: March 20, 2018
Russell Heaton,
Chief Executive Officer
Chief Financial Officer
Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Russell Heaton	Chief Executive Officer, Chief Financial Officer, Director	March 20, 2018

