Form 10-Q
period 2018-03-31
CREDEX CORP
filed 2018-05-07
CIK 1432939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as May 7, 2018 is 58,992,500 shares.

1

CREDEX CORPORATION

2

CREDEX CORPORATION

PART I — FINANCIAL INFORMATION

3

Credex Corporation
CONDENSED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2018	2017

ASSETS
Current assets
Cash	$—	$—
Total current assets	—	—
Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Current liabilities
Accounts payable	$—	$200
Stockholder loans - related parties	60,837	56,437
Total current liabilities	60,837	56,637
Total liabilities	60,837	56,637

STOCKHOLDERS' DEFICIT:
Common stock, $0.001 par value;
100,000,000 authorized shares, 58,992,500
shares issued and outstanding at
March 31, 2018 and December 31, 2017, respectively	58,993	58,993
Additional paid-in capital	242,449	242,449
Accumulated deficit	(362,279)	(358,079)
Total stockholders' deficit	(60,837)	(56,637)

Total liabilities and stockholders' deficit	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

Credex Corporation
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended March 31,
	2018	2017

REVENUE:
Finance income	$—	$—
TOTAL REVENUE	—	—
OPERATING EXPENSES:
Professional fees	4,050	4,250
General and administrative expenses	150	150
TOTAL OPERATING EXPENSES	4,200	4,400

LOSS FROM OPERATIONS	(4,200)	(4,400)

Provision for income taxes	—	—
NET LOSS	$(4,200)	$(4,400)

Net Loss Per Share: Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding	58,992,500	58,992,500

The accompanying notes are an integral part of these condensed financial statements.

Credex Corporation
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the years	$(4,200)	$(4,400)
Adjustments to reconcile net loss to net cash used in operating activities:
CHANGES TO ASSETS AND LIABILITIES
Increase (decrease) in accounts payable	(200)	400

NET CASH USED BY OPERATING ACTIVITIES	(4,400)	(4,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholders loan - related party	4,400	4,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,400	4,000

NET INCREASE (DECREASE) IN CASH	—	—

Cash and Cash Equivalents - Beginning	—	—

Cash and Cash Equivalents - Ending	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

CREDEX CORPORATION

NOTES TO THE FINANCIAL CONDENSED STATEMENTS (UNAUDITED)

MARCH 31, 2018

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

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. Accordingly, these financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows as of March 31, 2018 and for all interim periods presented herein have been reflected in these financial statements and the notes there to. Interim results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the fiscal year as a whole. These financial statements should be read in conjunction with the audited financial statements and accompanying notes as included in the Form 10-K for the year ended December 31, 2017.In the opinion of our management, all adjustments, necessary in order for the financial statements to be not misleading have been reflected here in.

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

MARCH 31, 2018

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

CREDEX CORPORATION

NOTES TO THE FINANCIAL CONDENSED STATEMENTS (UNAUDITED)

MARCH 31, 2018

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

As of March 31, 2018 and December 31, 2017, the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

CREDEX CORPORATION

NOTES TO THE FINANCIAL CONDENSED STATEMENTS (UNAUDITED)

MARCH 31, 2018

NOTE B – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s financial position and operating results raise substantial doubt about its ability to continue as a going concern. The Company has sustained losses of $362,279 since inception to March 31, 2018. The ability of the Company to continue as a going concern is dependent upon expanding operations and obtaining additional capital and financing. Management’s plan in this regard is to implement the Company’s business plan and to secure additional funds through equity or debt financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE C – STOCKHOLDER LOANS – RELATED PARTIES

The Company received loans from Service Merchants Corp, a related party, towards operating expenses. The loans are unsecured, non-interest bearing and due on demand. As of March 31, 2018 and December 31, 2017, $9,700 was due to Service Merchant Corp.

The Company received loans from a shareholder of the company through Global Merchant Corp, a related party, towards various operating expenses. The loans are unsecured, non-interest bearing and due on demand. As of March 31, 2018 and December 31, 2017, $12,889 was due to Global Merchant Corp.

The Company received a loan from a shareholder of the company through Sterling Investment Corp, a related party, towards operating expenses. During the year ended December 31, 2016, the Company received a loan totaling $11,050 towards operating expenses. During the year ended December 31, 2017, the Company received a loan totaling $9,150 towards operating expenses. During the three months ended March 31, 2018, the Company received a loan totaling $4,400 towards operating expenses. The loans are unsecured, non-interest bearing and due on demand. As of March 31, 2018 and December 31, 2017, $38,050 and $33,650 respectively, was due to Sterling Investment Corp.

The Company received a loan from Earth Wind Power Corp, a related party, towards operating expenses. The loan is unsecured, non-interest bearing and due on demand. As of March 31, 2018 and December 31, 2017, $198 was due to Earth Wind Power Corp.

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

There were 58,992,500 shares of common stock issued and outstanding at March 31, 2018 and December 31, 2017.

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

CREDEX CORPORATION

NOTES TO THE FINANCIAL CONDENSED STATEMENTS (UNAUDITED)

MARCH 31, 2018

NOTE F - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2018 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Plan of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017

Lack of Revenues

We have limited operational history. For the three months ended March 31, 2018 and 2017 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the three months ended March 31, 2018 and 2017 were $4,200 and $4,400 respectively. Operating expenses consisted of professional fees of $4,050 and general and administrative expenses of $150 for the three months ended March 31, 2018. Operating expenses consisted of professional fees of $4,250 and general and administrative expenses of $150 for the three months ended March 31, 2017.

7Net Loss

During the three months ended March 31, 2018 and 2017 the Company recognized net losses of $4,200 and $4,400.

Liquidity and Capital Resources

Our capital resources have been acquired through the sale of shares of our common stock and loans from shareholders.

At March 31, 2018 and December 31, 2017, we had total assets of $0 and $0 respectively.

At March 31, 2018 and December 31, 2017, our total liabilities were $60,837 and $56,637, respectively consisting primarily of accounts payable and shareholder loans.

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash flows used in operating activities for the three month periods ended March 31, 2018 and 2017 was $(4,400) and $(4,000).

CASH FLOWS FROM FINANICING ACTIVITIES

Net cash flows provided by financing activities for the three month periods ended March 31,2018 and 2017 was $4,400 and $4,000.

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

Business Overview

Credex, a Florida corporation, was formed on September 2, 2005. The Company was formed for the purpose of raising the necessary funds for purchasing, servicing, managing and reselling of non-performing (defaulted) unsecured credit card debt portfolios to be acquired from financial institutions and distressed debt wholesalers. Since its inception, the Company derived no revenues and no income from such business and as result as of March 31, 2018, had an accumulated deficit of $362,279.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable to Smaller Reporting Companies.

Item 4. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934,as amended (the "Exchange Act"), as of March 31, 2018, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of March 31, 2018, our Company's disclosure controls and procedures were not effective and do not provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2018 . In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

Our management concluded that, as of March 31, 2018, our internal control over financial reporting was effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the first quarter ended March 31, 2018 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

Credex Corporation

By:	/s/ Russell Heaton	Date:	May 7, 2018
Russell Heaton,
Chief Executive Officer Chief Financial Officer Director

