Form 10-K
period 2018-12-31
CREDEX CORP
filed 2019-03-29
CIK 1432939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] YES [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 27, 2019 is 58,992,500 shares.

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

PART I

Item 1. Business

Overview

Credex, a Florida corporation, was formed on September 2, 2005. The Company was formed for the purpose of raising the necessary funds for purchasing, servicing, managing and reselling of non-performing (defaulted) unsecured credit card debt portfolios to be acquired from financial institutions and distressed debt wholesalers. Since its inception, the Company derived no revenues and no income from such business and as result as of December 31, 2018, had an accumulated deficit of $366,329.

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

Item 1B. Unresolved Staff Comments.

As of December 2018, there are no unresolved Staff Comments

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

Plan of Operations

As discussed above we have not yet operated pursuant to our business plan. We have generated no revenue in 2018 or 2017.

Comparison of the Years Ended December 31, 2018 and 2017

Lack of Revenues

We have limited operational history. During the year ended December 31, 2018 and 2017 we have not generated any revenue. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the years ended December 31, 2018 and 2017 were $8,250 and $8,950 respectively. Operating expenses in 2018 consisted of professional fees of $8,100 and general and administrative expense $150. Operating expenses in 2017 consisted of professional fees of $8,400, stock transfer agent fees of $400 and general and administrative expense $150.

Net Loss

During the year ended December 31, 2018 and 2017 the Company recognized net losses of $8,250 and $8,950.

Liquidity and Capital Resources

Our capital resources have been acquired through the sale of shares of our common stock and loans from shareholders and third parties.

At December 31, 2018 and 2017, we had total assets of $0 and $0 respectively.

At December 31, 2018 and 2017, our total liabilities were $64,887 and $56,637 respectively consisting primarily of accounts payable and shareholder loans.

Cash flows from operating activities

Net cash used in operating activities was $7,450 for the year ended December 31, 2018 and was $9,150 for the year ended December 31, 2017. The net cash used in operating activities was related to an increase in operating expenses.

Cash flows from financing activities

Net cash provided by financing activities was $7,450 for the year ended December 31, 2018 and was $9,150 for the year ended December 31, 2017. The cash provided by financing activities was primarily due to shareholder loans.

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

DECEMBER 31, 2018

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA 98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Credex Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Credex Corporation as of December 31, 2018 and 2017 and the related statements of operations, changes in stockholders’ deficit and cash flows for the periods then ended, and the related notes (collectively referred to as “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017 and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Seattle, Washington

March 27, 2019

Credex Corporation
CONDENSED BALANCE SHEETS

	December 31,	December 31,
	2018	2017

ASSETS
Current assets
Cash	$—	$—
Total current assets	—	—
Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Current liabilities
Accounts payable	$1,000	$200
Stockholder loans - related parties	63,887	56,437
Total current liabilities	64,887	56,637
Total liabilities	64,887	56,637

STOCKHOLDERS' DEFICIT:
Common stock, $0.001 par value;
100,000,000 authorized shares, 58,992,500
shares issued and outstanding at
December 31, 2018 and 2017, respectively	58,993	58,993
Additional paid-in capital	242,449	242,449
Accumulated deficit	(366,329)	(358,079)
Total stockholders' deficit	(64,887)	(56,637)

Total liabilities and stockholders' deficit	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

Credex Corporation
CONDENSED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2018	2017

REVENUE:
Finance income	$—	$—
TOTAL REVENUE	—	—
OPERATING EXPENSES:
Professional fees	8,100	8,400
Stock transfer agent fees	—	400
General and administrative expenses	150	150
TOTAL OPERATING EXPENSES	8,250	8,950

LOSS FROM OPERATIONS	(8,250)	(8,950)

Provision for income taxes	—	—
NET LOSS	$(8,250)	$(8,950)

Net Loss Per Share: Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding	58,992,500	58,992,500

The accompanying notes are an integral part of these condensed financial statements.

Credex Corporation
CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional		Total
			Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances - December 31, 2016	58,992,500	58,993	242,449	(349,129)	(47,687)

Net loss for the year ended December 31, 2017	—	—	—	(8,950)	(8,950)

Balances - December 31, 2017	58,992,500	58,993	242,449	(358,079)	(56,637)

Net loss for the year ended December 31, 2018	—	—	—	(8,250)	(8,250)

Balances - December 31, 2018	58,992,500	58,993	242,449	(366,329)	(64,887)

The accompanying notes are an integral part of these financial statements.

Credex Corporation
CONDENSED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(8,250)	$(8,950)
Adjustments to reconcile net loss to net cash used in operating activities:
CHANGES TO ASSETS AND LIABILITIES
Increase (decrease) in accounts payable	800	(200)

NET CASH USED BY OPERATING ACTIVITIES	(7,450)	(9,150)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholders loan - related party	7,450	9,150
NET CASH PROVIDED BY FINANCING ACTIVITIES	7,450	9,150

NET INCREASE (DECREASE) IN CASH	—	—

Cash and Cash Equivalents - Beginning	—	—

Cash and Cash Equivalents - Ending	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

CREDEX CORPORATION

NOTES TO THE FINANCIAL CONDENSED STATEMENTS

DECEMBER 31, 2018

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

As of December 31, 2018, and 2017, the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

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

NOTE B – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s financial position and operating results raise substantial doubt about its ability to continue as a going concern. The Company has sustained losses of $366,329 since inception to December 31, 2018. The ability of the Company to continue as a going concern is dependent upon expanding operations and obtaining additional capital and financing. Management’s plan in this regard is to implement the Company’s business plan and to secure additional funds through equity or debt financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE C – STOCKHOLDER LOANS – RELATED PARTIES

The Company received loans from Service Merchants Corp, a related party, towards operating expenses. The loans are unsecured, non-interest bearing and due on demand. As of December 31, 2018, and 2017, $9,700 was due to Service Merchant Corp.

The Company received loans from a shareholder of the company through Global Merchant Corp, a related party, towards various operating expenses. The loans are unsecured, non-interest bearing and due on demand. As of December 31, 2018, and 2017, $12,889 was due to Global Merchant Corp.

The Company received a loan from a shareholder of the company through Sterling Investment Corp, a related party, towards operating expenses. During the year ended December 31, 2017, the Company received a loan totaling $9,150 towards operating expenses. During the three months ended March 31, 2018, the Company received a loan totaling $4,400 towards operating expenses. During the three months ended June 30, 2018, the Company received a loan totaling $1,350 towards operating expenses. During the three months ended September 30, 2018, the Company received a loan totaling $ 850 towards operating expenses. During the three months ended December 31, 2018, the Company received a loan totaling $ 850 towards operating expenses. The loans are unsecured, non-interest bearing and due on demand. As of December 31, 2018, and 2017, $41,100 and $33,650 respectively, was due to Sterling Investment Corp.

The Company received a loan from Earth Wind Power Corp, a related party, towards operating expenses. The loan is unsecured, non-interest bearing and due on demand. As of December 31, 2018, and 2017, $198 was due to Earth Wind Power Corp.

As of December 31, 2018, and 2017, $63,887 and $56,437 respectively, was total due to stockholders loans.

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

There were 58,992,500 shares of common stock issued and outstanding at December 31, 2018 and 2017.

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

NOTE F - INCOME TAXES

For the period ended December 31, 2018, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $366,329 at December 31, 2018, and will expire beginning of the year 2025.

The provision for Federal income tax consists of the following for the years ended December 31, 2018 and 2017:

	2018	2017
Federal income tax benefit attributable to:
Current Operations	$1,733	$1,880
Less: valuation allowance	(1,733)	(1,880)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 21% and 21% respectively of significant items comprising our net deferred tax amount is as follows as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Deferred Tax Asset	$76,929	$75,197
Valuation allowance	(76,929)	(75,197)
Net Deferred Tax Asset	$—	$—

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $366,329 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE G - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2018 to March 27, 2019, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are none.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company handles all aspects of the company.

 Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of December 31, 2018 due to the Company’s small size and a lack of segregation of duties.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the year ended December 31, 2018 that have materially impacted, or are reasonably likely to materially impact, the Company’s internal control over financial reporting.

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

 Management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2018 and determined that controls are ineffective due to the Company’s small size and lack of segregation of duties.

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

			(a)	(b)	(c)
Name and Principal Position	Year	Salary*	Bonus	Option Awards	All Other Compensation	Total Compensation
Mr. Russell Heaton, President and Director	2018	$0	$0	$0	$0	$0
Mr. Russell Heaton, President and Director	2017	$0	$0	$0	$0	$0

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
15

(1) The address of each person is Credex Corporation, 848 Rainbow Blvd, #2096, Las Vegas, Nevada 89107

*Represents less than 1% of outstanding shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company received loans from Service Merchants Corp, a related party, towards operating expenses. The loans are unsecured, non-interest bearing and due on demand. As of December 31, 2018, and 2017, $9,700 was due to Service Merchant Corp.

The Company received loans from a shareholder of the company through Global Merchant Corp, a related party, towards various operating expenses. The loans are unsecured, non-interest bearing and due on demand. As of December 31, 2018, and 2017, $12,889 was due to Global Merchant Corp.

The Company received a loan from a shareholder of the company through Sterling Investment Corp, a related party, towards operating expenses. During the year ended December 31, 2017, the Company received a loan totaling $9,150 towards operating expenses. During the year ended December 31, 2018, the Company received a loan totaling $7,450 towards operating expenses. The loans are unsecured, non-interest bearing and due on demand. As of December 31, 2018, and 2017, $41,100 and $33,650 respectively, was due to Sterling Investment Corp.

The Company received a loan from Earth Wind Power Corp, a related party, towards operating expenses. The loan is unsecured, non-interest bearing and due on demand. As of December 31, 2018, and 2017, $198 was due to Earth Wind Power Corp.

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

Item 14. Principal Accounting Fees and Services

The aggregate professional fees paid to our registered public accounting firm for its annual audit and quarterly reviews during the year ended December 31, 2018 and 2017 were as follows:

	December 31, 2018	December 31, 2017
Audit Fees and Audit Related Fees: - KLJ & Associates LLP	$300	$5,450
- Michael Gillespie & Associates, PLLC	5,800	850
Tax Fees	—	—
All Other Fees	—	—
TOTAL	$6,100	$6,300

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

Credex Corporation

By: /S/ Russell Heaton	Date: March 27, 2019
Russell Heaton,
Chief Executive Officer
Chief Financial Officer
Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Russell Heaton	Chief Executive Officer, Chief Financial Officer, Director	March 27, 2019

