Form 10-K
period 2019-12-31
CREDEX CORP
filed 2020-03-30
CIK 1432939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] YES [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 26, 2020 is 58,992,500 shares.

CREDEX CORPORATION

TABLE OF CONTENTS

PART I
ITEM 1.	Business	4
ITEM 1A.	Risk Factors	8
ITEM 1B.	Unresolved Staff Comments	7
ITEM 2.	Properties	7
ITEM 3.	Legal Proceedings	7
ITEM 4.	Safety Disclosures	7
PART II
ITEM 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	7
ITEM 6.	Selected Financial Data	8
ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk	9
ITEM 8.	Financial Statements and Supplementary Data	10
ITEM 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	11
ITEM 9A.	Controls and Procedures	11
ITEM 9B.	Other Information	12
PART III
ITEM 10.	Directors, Executive Officers, and Corporate Governance	12
ITEM 11.	Executive Compensation	13
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	14
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	15
ITEM 14.	Principal Accounting Fees and Services	15
PART IV
ITEM 15.	Exhibits, Financial Statement Schedules	16
	Signatures	17

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

PART I

Item 1. Business

Overview

Credex, a Florida corporation, was formed on September 2, 2005. The Company was formed for the purpose of raising the necessary funds for purchasing, servicing, managing and reselling of non-performing (defaulted) unsecured credit card debt portfolios to be acquired from financial institutions and distressed debt wholesalers. Since its inception, the Company derived no revenues and no income from such business and as result as of December 31, 2019, had an accumulated deficit of $374,479.

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

RISKS ASSOCIATED WITH OUR BUSINESS

We are a development stage company and have no operating history. An investment in the shares is highly risky and could result in a complete loss of your investment if we are unsuccessful in our business plan.

Credex was incorporated on September 2, 2005 and we have not yet commenced any business operations. Until we are actually in the marketplace for a demonstrable period of time, it is impossible to determine if our business strategy will be viable or successful. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans to continue business operations.

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

We have not yet implemented our business plan or offered our services. Therefore, we have not yet generated any revenues from operations. In order for us to continue with our plans and open our business, we must raise our initial capital And there can be no assurance that we will generate revenues or that revenues will be sufficient to maintain our business.

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

Item 1B. Unresolved Staff Comments.

As of December 2019, there are no unresolved Staff Comments

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

Recent Sales of Unregistered Securities:

None

Item 6. Selected Financial Data.

The Index to Financial Statements and Schedules appears on page F-1.

The Report of Independent Registered Public Accounting Firm appears on page F-1, and the Financial Statements and Notes to Financial Statements appear beginning on page F-2.

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

Plan of Operations

As discussed above we have not yet operated pursuant to our business plan. We have generated no revenue in 2019 or 2018.

Comparison of the Years Ended December 31, 2019 and 2018

Lack of Revenues

We have limited operational history. During the year ended December 31, 2019 and 2018 we have not generated any revenue. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the years ended December 31, 2019 and 2018 were $8,150 and $8,250 respectively. Operating expenses in 2019 consisted of professional fees of $7,800 and stock transfer agent fees of $200 and general and administrative expense $150. Operating expenses in 2018 consisted of professional fees of $8,100 and general and administrative expense $150.

Net Loss

During the year ended December 31, 2019 and 2018 the Company recognized net losses of $8,150 and $8,250.

Liquidity and Capital Resources

Our capital resources have been acquired through the sale of shares of our common stock and loans from shareholders and third parties.

At December 31, 2019 and 2018, we had total assets of $0 and $0 respectively.

At December 31, 2019 and 2018, our total liabilities were $73,037 and $64,887 respectively consisting primarily of accounts payable and shareholder loans.

Cash flows from operating activities

Net cash used in operating activities was $8,650 for the year ended December 31, 2019 and was $7,450 for the year ended December 31, 2018. The net cash used in operating activities was related to an increase in operating expenses.

Cash flows from financing activities

Net cash provided by financing activities was $8,650 for the year ended December 31, 2019 and was $7,450 for the year ended December 31, 2018. The cash provided by financing activities was primarily due to shareholder loans.

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

DECEMBER 31, 2019

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA 98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors & Shareholders

Credex Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Credex Corporation as of December 31, 2019 and 2018 and the related statements of operations, changes in stockholders’ deficit and cash flows for the periods then ended, and the related notes (collectively referred to as “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018 and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Seattle, Washington

March 26, 2020

Credex Corporation
CONDENSED BALANCE SHEETS

	For the Year Ended December 31,
	2019	2018
		(Audited)
ASSETS
Current assets
Cash	$—	$—
Total current assets	—	—
Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Current liabilities
Accounts payable	$500	$1,000
Stockholder loans - related parties	72,537	63,887
Total current liabilities	73,037	64,887
Total liabilities	73,037	64,887

STOCKHOLDERS' DEFICIT:
Common stock, $0.001 par value;
100,000,000 authorized shares, 58,992,500
shares issued and outstanding at
December 31, 2019 and December 31, 2018, respectively	58,993	58,993
Additional paid-in capital	242,449	242,449
Accumulated deficit	(374,479)	(366,329)
Total stockholders' deficit	(73,037)	(64,887)

Total liabilities and stockholders' deficit	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

Credex Corporation
CONDENSED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2019	2018

REVENUE:
Finance income	$—	$—
TOTAL REVENUE	—	—
OPERATING EXPENSES:
Professional fees	7,800	8,100
Stock transfer agent fees	200	—
General and administrative expenses	150	150
TOTAL OPERATING EXPENSES	8,150	8,250

LOSS FROM OPERATIONS	(8,150)	(8,250)

Provision for income taxes	—	—
NET LOSS	$(8,150)	$(8,250)

Net Loss Per Share: Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding	58,992,500	58,992,500

The accompanying notes are an integral part of these condensed financial statements.

Credex Corporation
CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional		Total
			Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balances - December 31, 2017	58,992,500	58,993	242,449	(358,079)	(56,637)

Net loss for the year ended December 31, 2018	—	—	—	(8,250)	(8,250)

Balances - December 31, 2018	58,992,500	58,993	242,449	(366,329)	(64,887)

Net loss for the year ended December 31, 2019	—	—	—	(8,150)	(8,150)

Balances - December 31, 2019	58,992,500	58,993	242,449	(374,479)	(73,037)

The accompanying notes are an integral part of these financial statements.

Credex Corporation
CONDENSED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(8,150)	$(8,250)
Adjustments to reconcile net loss to net cash used in operating activities:
CHANGES TO ASSETS AND LIABILITIES
Increase (decrease) in accounts payable	(500)	800

NET CASH USED BY OPERATING ACTIVITIES	(8,650)	(7,450)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholders loan - related party	8,650	7,450
NET CASH PROVIDED BY FINANCING ACTIVITIES	8,650	7,450

NET INCREASE (DECREASE) IN CASH	—	—

Cash and Cash Equivalents - Beginning	—	—

Cash and Cash Equivalents - Ending	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

CREDEX CORPORATION

NOTES TO THE FINANCIAL CONDENSED STATEMENTS

DECEMBER 31, 2019

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Purpose

Credex Corporation, (the "Company") was incorporated in the State of Florida on September 2, 2005. The company is looking renewable energy and hydrogen technologies and develops new markets. The Company is currently reviewing various technologies. The Company is also exploring avenues for raising capital in order to put its business plan into effect. The Company’s principal office address is 848 Rainbow Blvd, # 2096 Las Vegas, Nevada 89107. The telephone number is 801-243-5661.

Basis of Presentation

The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the "SEC") for the current financial reporting. In the opinion of management, all adjustments necessary in order to for the financial statements to be not misleading have been properly reflected herein.

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

As of December 31, 2019, and 2018, the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

NOTE B – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s financial position and operating results raise substantial doubt about its ability to continue as a going concern. The Company has sustained losses of $374,479 since inception to December 31, 2019. The ability of the Company to continue as a going concern is dependent upon expanding operations and obtaining additional capital and financing. Management’s plan in this regard is to implement the Company’s business plan and to secure additional funds through equity or debt financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE C – STOCKHOLDER LOANS – RELATED PARTIES

The Company received loans from Service Merchants Corp, a related party, towards operating expenses. The loans are unsecured, non-interest bearing and due on demand. As of December 31, 2019, and 2018, $9,700 was due to Service Merchant Corp.

The Company received loans from a shareholder of the company through Global Merchant Corp, a related party, towards various operating expenses. The loans are unsecured, non-interest bearing and due on demand. As of December 31, 2019, and 2018, $12,889 was due to Global Merchant Corp.

The Company received a loan from a shareholder of the company through Sterling Investment Corp, a related party, towards operating expenses. During the year ended December 31, 2019 and 2018, the Company received a loan totaling $8,650 and $7,450 towards operating expenses. As of December 31, 2019, and 2018, $49,750 and $41,100 respectively, was due to Sterling Investment Corp.

The Company received a loan from Earth Wind Power Corp, a related party, towards operating expenses. The loan is unsecured, non-interest bearing and due on demand. As of December 31, 2019, and 2018, $198 was due to Earth Wind Power Corp.

As of December 31, 2019, and 2018, $72,537 and $63,887 respectively, was total due to stockholders’ loans.

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

There were 58,992,500 shares of common stock issued and outstanding at December 31, 2019 and 2018.

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

NOTE F - INCOME TAXES

For the period ended December 31, 2019, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $374,479 at December 31, 2019, and will expire beginning of the year 2025.

The provision for Federal income tax consists of the following for the years ended December 31, 2019 and 2018:

	2019	2018
Federal income tax benefit attributable to:
Current Operations	$1,712	$1,733
Less: valuation allowance	(1,712)	(1,733)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 21% and 21% respectively of significant items comprising our net deferred tax amount is as follows as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Deferred Tax Asset	$78,641	$76,929
Valuation allowance	(78,641)	(76,929)
Net Deferred Tax Asset	$—	$—

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $374,479 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE G - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2019 to the date of March 26, 2019 and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are none.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company handles all aspects of the company.

 Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of December 31, 2019 due to the Company’s small size and a lack of segregation of duties.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the year ended December 31, 2019 that have materially impacted, or are reasonably likely to materially impact, the Company’s internal control over financial reporting.

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

 Management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2019 and determined that controls are ineffective due to the Company’s small size and lack of segregation of duties.

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

Item 11. Executive Compensation

Currently our officer and director receives no compensation for his services during the development stage of our business operations. He is reimbursed for any out-of-pocket expenses he may incur on our behalf. No officer or director that preceded Mr. Heaton in the past three years, received any compensation for their services.

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

			(a)	(b)	(c)
Name and Principal Position	Year	Salary*	Bonus	Option Awards	All Other Compensation	Total Compensation
Mr. Russell Heaton, President and Director	2019	$0	$0	$0	$0	$0
Mr. Russell Heaton, President and Director	2018	$0	$0	$0	$0	$0

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company received loans from Service Merchants Corp, a related party, towards operating expenses. The loans are unsecured, non-interest bearing and due on demand. As of December 31, 2019, and 2018, $9,700 was due to Service Merchant Corp.

The Company received loans from a shareholder of the company through Global Merchant Corp, a related party, towards various operating expenses. The loans are unsecured, non-interest bearing and due on demand. As of December 31, 2019, and 2018, $12,889 was due to Global Merchant Corp.

The Company received a loan from a shareholder of the company through Sterling Investment Corp, a related party, towards operating expenses. During the year ended December 31, 2018, the Company received a loan totaling $7,450 towards operating expenses. During the year ended December 31, 2019, the Company received a loan totaling $8,650 towards operating expenses. The loans are unsecured, non-interest bearing and due on demand. As of December 31, 2019, and 2018, $49,750 and $41,100 respectively, was due to Sterling Investment Corp.

The Company received a loan from Earth Wind Power Corp, a related party, towards operating expenses. The loan is unsecured, non-interest bearing and due on demand. As of December 31, 2019, and 2018, $198 was due to Earth Wind Power Corp.

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

Item 14. Principal Accounting Fees and Services

The aggregate professional fees paid to our registered public accounting firm for its annual audit and quarterly reviews during the year ended December 31, 2019 and 2018 were as follows:

	December 31, 2019	December 31, 2018
Audit Fees and Audit Related Fees: - KLJ & Associates LLP	$0	$300
- Michael Gillespie & Associates, PLLC	5,800	5,800
Tax Fees	—	—
All Other Fees	—	—
TOTAL	$5,800	$6,100

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

Credex Corporation

By: /S/ Russell Heaton	Date: March 27, 2020
Russell Heaton,
Chief Executive Officer
Chief Financial Officer
Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Russell Heaton	Chief Executive Officer, Chief Financial Officer, Director	March 27, 2020

