Form 10-Q
period 2020-03-31
CREDEX CORP
filed 2020-05-12
CIK 1432939

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as on May 6, 2020 is 58,992,500 shares.

CREDEX CORPORATION

1

CREDEX CORPORATION

PART I — FINANCIAL INFORMATION

2

Credex Corporation
CONDENSED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets
Cash	$—	$—
Total current assets	—	—
Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Current liabilities
Accounts payable	$1,000	$500
Stockholder loans - related parties	76,137	72,537
Total current liabilities	77,137	73,037
Total liabilities	$77,137	$73,037

STOCKHOLDERS' DEFICIT:
Common stock, $0.001 par value;
100,000,000 authorized shares, 58,992,500
shares issued and outstanding at
March 31, 2020 and December 31, 2019, respectively	$58,993	$58,993
Additional paid-in capital	242,449	242,449
Accumulated deficit	(378,579)	(374,479)
Total stockholders' deficit	$(77,137)	$(73,037)

Total liabilities and stockholders' deficit	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

Credex Corporation
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended March 31,
	2020	2019

REVENUE:
Finance income	$—	$—
TOTAL REVENUE	—	—
OPERATING EXPENSES:
Professional fees	$3,750	$3,950
Stock transfer agent fees	200	200
General and administrative expenses	150	—
TOTAL OPERATING EXPENSES	$4,100	$4,150

LOSS FROM OPERATIONS	$(4,100)	$(4,150)

Provision for income taxes	—	—
NET LOSS	$(4,100)	$(4,150)

Net Loss Per Share: Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding	58,992,500	58,992,500

The accompanying notes are an integral part of these condensed financial statements.

Credex Corporation
CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(UNAUDITED)

	Common Stock		Additional		Total
			Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

For the three months ended March 31, 2019

Balances - December 31, 2018	58,992,500	$58,993	$242,449	$(366,329)	$(64,887)

Net loss for the three month ended March 31, 2019	—	—	—	(4,150)	(4,150)

Balances - March 31, 2019	58,992,500	$58,993	$242,449	$(370,479)	$(69,037)

For the three months ended March 31, 2020

Balances - December 31, 2019	58,992,500	$58,993	$242,449	$(374,479)	$(73,037)

Net loss for the three month ended March 31, 2020	—	—	—	(4,100)	(4,100)

Balances - March 31, 2020	58,992,500	$58,993	$242,449	$(378,579)	$(77,137)

The accompanying notes are an integral part of these financial statements.

Credex Corporation
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(4,100)	$(4,150)
Adjustments to reconcile net loss to net cash used in operating activities:
CHANGES TO ASSETS AND LIABILITIES
Increase (decrease) in accounts payable	500	(800)

NET CASH USED BY OPERATING ACTIVITIES	$(3,600)	$(4,950)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholders loan - related party	3,600	4,950
NET CASH PROVIDED BY FINANCING ACTIVITIES	$3,600	$4,950

NET INCREASE (DECREASE) IN CASH	$—	$—

Cash and Cash Equivalents - Beginning	—	—

Cash and Cash Equivalents - Ending	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

CREDEX CORPORATION

NOTES TO THE FINANCIALCONDENSED STATEMENTS (UNAUDITED)

March 31, 2020

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

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. In the opinion of management, all adjustments necessary in order to for the financial statements to be not misleading have been properly reflected herein. The results for the three months ended March 31, 2020 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended December 31, 2019, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2020 and for the related periods presented.

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

As of March 31, 2020 and December 31, 2019, the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

NOTE B – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s financial position and operating results raise substantial doubt about its ability to continue as a going concern. The Company has sustained losses of $378,579 since inception to March 31, 2020. The ability of the Company to continue as a going concern is dependent upon expanding operations and obtaining additional capital and financing. Management’s plan in this regard is to implement the Company’s business plan and to secure additional funds through equity or debt financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE C – STOCKHOLDER LOANS – RELATED PARTIES

The Company received loans from Service Merchants Corp, a related party, towards operating expenses. The loans are unsecured, non-interest bearing and due on demand. As of March 31, 2020 and December 31, 2019, $9,700 was due to Service Merchant Corp.

The Company received loans from a shareholder of the company through Global Merchant Corp, a related party, towards various operating expenses. The loans are unsecured, non-interest bearing and due on demand. As of March 31, 2020 and December 31, 2019, $12,889 was due to Global Merchant Corp.

During the three months ended March 31, 2020, the Company received a loan totaling $3,600 towards operating expenses. The loans are unsecured, non-interest bearing and due on demand. As of March 31, 2020 and December 31, 2019, $53,350 and $49,750 respectively, was due to Sterling Investment Corp.

The Company received a loan from Earth Wind Power Corp, a related party, towards operating expenses. The loan is unsecured, non-interest bearing and due on demand. As of March 31, 2020 and December 31, 2019, $198 was due to Earth Wind Power Corp.

As of March 31, 2020 and December 31, 2019, $76,137 and $72,537 respectively, was total due to stockholders loans.

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

There were 58,992,500 shares of common stock issued and outstanding at March 31, 2020 and December 31, 2019.

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

NOTE F – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after March 31, 2020 through May 06, 2020. The Company determined that it does not have any subsequent event requiring recording or disclosure in the financial statements for the period ended March 31, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and other financial information contained in this prospectus.

Overview

We are a startup company. Although Credex has not operated pursuant to its business plan, in 2005 Credex purchased a portfolio of defaulted credit card debt to test the feasibility of its business plan. On a trial basis accounts from the portfolio were collected. The remainder of the portfolio was then sold. Our auditors have raised substantial doubt as to our ability to continue as a going concern. We need a minimum of approximately $100,000 during the next 12 months to begin implementation of our business plan.

We are a startup company with no revenues or operating history. Our address is 848 Rainbow Blvd, # 2096 Las Vegas, Nevada 89107. The telephone number is 801-243-5661. While our address is in Nevada, our sole officer and director currently operates our business from Utah without an office and through the use of phone and email.

Since our inception, we have devoted our activities to the following:

(1) Purchasing a debt portfolio;

(2) Obtaining bids from professional collectors to collect the portfolio;

(3) Developing contacts from whom to purchase portfolios;

(4) Contracting for operational support; and

(5) Securing enough capital to carry out these activities.

Plan of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

Lack of Revenues

We have limited operational history. For the three months ended March 31, 2020 and 2019 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the three months ended March 31, 2020 and 2019 were $4,100 and $4,150 respectively. Operating expenses consisted of professional fees of $3,750 and stock transfer agent fees of $200 and general and administrative expenses of $150 for the three months ended March 31, 2020. Operating expenses consisted of professional fees of $3,950 and stock transfer agent fees of $200 for the three months ended March 31, 2019.

Net Loss

During the three months ended March 31, 2020 and 2019 the Company recognized net losses of $4,100 and $4,150.

Liquidity and Capital Resources

Our capital resources have been acquired through the sale of shares of our common stock and loans from shareholders.

At March 31, 2020 and December 31, 2019, we had total assets of $0 and $0 respectively.

At March 31, 2020 and December 31, 2019, our total liabilities were $77,137 and $73,037, respectively consisting primarily of accounts payable and shareholder loans.

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash flows used in operating activities for the three months periods ended March 31, 2020 and 2019 was $(3,600) and $(4,950).

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash flows provided by financing activities for the three months periods ended March 31, 2020 and 2019 was $3,600 and $4,950.

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

Business Overview

Credex, a Florida corporation, was formed on September 2, 2005. The Company was formed for the purpose of raising the necessary funds for purchasing, servicing, managing and reselling of non-performing (defaulted) unsecured credit card debt portfolios to be acquired from financial institutions and distressed debt wholesalers. Since its inception, the Company derived no revenues and no income from such business and as result as of March 31, 2020, had an accumulated deficit of $378,579.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable to Smaller Reporting Companies.

Item 4. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934,as amended (the "Exchange Act"), as of March 31, 2020, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of March 31, 2020, our Company's disclosure controls and procedures were not effective and do not provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

Our management concluded that, as of March 31, 2020, our internal control over financial reporting was effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the first quarter ended March 31, 2020, that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

Credex Corporation

By:	/s/ Russell Heaton	Date:	May 11, 2020
Russell Heaton,
Chief Executive Officer Chief Financial Officer Director

