Form 10-Q
period 2020-06-30
CREDEX CORP
filed 2020-08-05
CIK 1432939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as on August 4, 2020 is 58,992,500 shares.

CREDEX CORPORATION

CREDEX CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX TO UNAUDITED FINANCIAL STATEMENTS	PAGE

Condensed Balance Sheets at June 30, 2020 and December 31, 2019 (Unaudited)	F-1

Condensed Statements of Operations for the three months period ended June 30, 2020 and 2019 and six months period ended June 30, 2020 and 2019 (Unaudited)	F-2

Condensed Statement of Stockholders Deficit for the three months period ended June 30, 2020 and 2019 and six months period ended June 30, 2020 and 2019 (Unaudited)	F-3

Condensed Statements of Cash Flows for the six months period ended June 30, 2020 and 2019 (Unaudited)	F-4

Notes to Condensed Financial Statements (Unaudited)	F-5

Credex Corporation
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets
Cash	$—	$—
Total current assets	—	—
Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Current liabilities
Accounts payable	$1,500	$500
Stockholder loans - related parties	76,987	72,537
Total current liabilities	78,487	73,037
Total liabilities	$78,487	$73,037

STOCKHOLDERS' DEFICIT:
Common stock, $0.001 par value;
100,000,000 authorized shares, 58,992,500
shares issued and outstanding at
June 30, 2020 and December 31, 2019, respectively	$58,993	$58,993
Additional paid-in capital	242,449	242,449
Accumulated deficit	(379,929)	(374,479)
Total stockholders' deficit	(78,487)	(73,037)

Total liabilities and stockholders' deficit	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

Credex Corporation
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019

REVENUE:
Finance income	$—	$—	$—	$—
TOTAL REVENUE	—	—	—	—
OPERATING EXPENSES:
Professional fees	$1,350	$1,350	$5,100	$5,300
Stock transfer agent fees	—	—	200	200
General and administrative expenses	—	—	150	—
TOTAL OPERATING EXPENSES	$1,350	$1,350	$5,450	$5,500

LOSS FROM OPERATIONS	(1,350)	(1,350)	(5,450)	(5,500)

Provision for income taxes	—	—	—	—
NET LOSS	$(1,350)	$(1,350)	$(5,450)	$(5,500)

Net Loss Per Share: Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	58,992,500	58,992,500	58,992,500	58,992,500

The accompanying notes are an integral part of these condensed financial statements.

Credex Corporation
CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(UNAUDITED)

	Common Stock		Additional		Total
			Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

For the three months ended June 30, 2019

Balances - April 01, 2019	58,992,500	$58,993	$242,449	$(370,479)	$(69,037)

Net loss for the three month ended June 30, 2019	—	—	—	(1,350)	(1,350)

Balances - June 30, 2019	58,992,500	$58,993	$242,449	$(371,829)	$(70,387)

For the three months ended June 30, 2020

Balances - April 01, 2020	58,992,500	$58,993	$242,449	$(378,579)	$(77,137)

Net loss for the three month ended June 30, 2020	—	—	—	(1,350)	(1,350)

Balances - June 30, 2020	58,992,500	$58,993	$242,449	$(379,929)	$(78,487)

For the six months ended June 30, 2019

Balances - December 31, 2018	58,992,500	$58,993	$242,449	$(366,329)	$(64,887)

Net loss for the six month ended June 30, 2019	—	—	—	(5,500)	(5,500)

Balances - June 30, 2019	58,992,500	$58,993	$242,449	$(371,829)	$(70,387)

For the six months ended June 30, 2020

Balances - December 31, 2019	58,992,500	$58,993	$242,449	$(374,479)	$(73,037)

Net loss for the six month ended June 30, 2020	—	—	—	(5,450)	(5,450)

Balances - June 30, 2020	58,992,500	$58,993	$242,449	$(379,929)	$(78,487)

The accompanying notes are an integral part of these financial statements.

Credex Corporation
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(5,450)	$(5,500)
Adjustments to reconcile net loss to net cash used in operating activities:
CHANGES TO ASSETS AND LIABILITIES
Increase (decrease) in accounts payable	1,000	(800)

Net cash used by operating activities	(4,450)	(6,300)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholders loan - related party	4,450	6,300
Net cash provided by financing activities	4,450	6,300

Net increase in cash, cash equivalents, and restricted cash	—	—
Cash, cash equivalents, and restricted cash at beginning of year	—	—
Cash, cash equivalents, and restricted cash at end of year	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

CREDEX CORPORATION

NOTES TO THE FINANCIAL CONDENSED STATEMENTS (UNAUDITED)

June 30, 2020

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

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. In the opinion of management, all adjustments necessary in order to for the financial statements to be not misleading have been properly reflected herein. The results for the three months ended June 30, 2020 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended December 31, 2019, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2020 and for the related periods presented.

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

As of June 30, 2020 and December 31, 2019, the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

NOTE B – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s financial position and operating results raise substantial doubt about its ability to continue as a going concern. The Company has sustained losses of $379,929 since inception to June 30, 2020. The ability of the Company to continue as a going concern is dependent upon expanding operations and obtaining additional capital and financing. Management’s plan in this regard is to implement the Company’s business plan and to secure additional funds through equity or debt financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE C – STOCKHOLDER LOANS – RELATED PARTIES

The Company received loans from Service Merchants Corp, a related party, towards operating expenses. The loans are unsecured, non-interest bearing and due on demand. As of June 30, 2020 and December 31, 2019, $9,700 was due to Service Merchant Corp.

The Company received loans from a shareholder of the company through Global Merchant Corp, a related party, towards various operating expenses. The loans are unsecured, non-interest bearing and due on demand. As of June 30, 2020 and December 31, 2019, $12,889 was due to Global Merchant Corp.

During the three months ended June 30, 2020, the Company received a loan totaling $6,450 towards operating expenses. The loans are unsecured, non-interest bearing and due on demand. As of June 30, 2020 and December 31, 2019, $54,200 and $49,750 respectively, was due to Sterling Investment Corp.

The Company received a loan from Earth Wind Power Corp, a related party, towards operating expenses. The loan is unsecured, non-interest bearing and due on demand. As of June 30, 2020 and December 31, 2019, $198 was due to Earth Wind Power Corp.

As of June 30, 2020 and December 31, 2019, $76,987 and $72,537 respectively, was total due to stockholders loans.

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

There were 58,992,500 shares of common stock issued and outstanding at June 30, 2020 and December 31, 2019.

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

NOTE F - SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after June 30, 2020 through August 3, 2020. The Company determined that it does not have any subsequent event requiring recording or disclosure in the financial statements for the period ended June 30, 2020.

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

Plan of Operations

Comparison of the Three Months Ended and Six Months Ended June 30, 2020 and 2019

Lack of Revenues

We have limited operational history. For the three months and six months ended June 30, 2020 and 2019 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the three months ended June 30, 2020 and 2019 were $1,350 and $1,350 and six months ended June 30, 2020 and 2019 were $5,450 and $5,500 respectively. Operating expenses consisted of professional fees of $1,350 and general and administrative expenses of $0 for the three months ended June 30, 2020 and Operating expenses consisted of professional fees of $1,350 for the three months ended June 30, 2019. Operating expenses consisted of professional fees of $5,100 and stock transfer agent fees of $200 and general and administrative expenses of $150 for the six months ended June 30, 2020 and Operating expenses consisted of professional fees of $5,300 and stock transfer agent fees of $200 for the six months ended June 30, 2019.

Net Loss

During the three months ended June 30, 2020 and 2019 the Company recognized net losses of $1,350 and $1,350. During the six months ended June 30, 2020 and 2019 the Company recognized net losses of $5,450 and $5,500.

Liquidity and Capital Resources

Our capital resources have been acquired through the sale of shares of our common stock and loans from shareholders.

At June 30, 2020 and December 31, 2019, we had total assets of $0 and $0 respectively.

At June 30, 2020 and December 31, 2019, our total liabilities were $78,487 and $73,037, respectively consisting primarily of accounts payable and shareholder loans.

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash flows used in operating activities for the six months periods ended June 30, 2020 and 2019 was $(4,450) and $(6,300).

CASH FLOWS FROM FINANICING ACTIVITIES

Net cash flows provided by financing activities for the six months periods ended June30, 2020 and 2019 was $4,450 and $6,300.

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

Business Overview

Credex, a Florida corporation, was formed on September 2, 2005. The Company was formed for the purpose of raising the necessary funds for purchasing, servicing, managing and reselling of non-performing (defaulted) unsecured credit card debt portfolios to be acquired from financial institutions and distressed debt wholesalers. Since its inception, the Company derived no revenues and no income from such business and as result as of June 30, 2020, had an accumulated deficit of $379,929.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable to Smaller Reporting Companies.

Item 4. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934,as amended (the "Exchange Act"), as of June 30, 2020, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of June 30, 2020, our Company's disclosure controls and procedures were not effective and do not provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in INTERNAL CONTROL -- INTEGRATED FRAMEWORK.

Our management concluded that, as of June 30, 2020, our internal control over financial reporting was effective based on the criteria in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the COSO.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the second quarter ended June 30, 2020, that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

Credex Corporation

By:	/s/ Russell Heaton	Date:	August 4, 2020
Russell Heaton,
Chief Executive Officer Chief Financial Officer Director