Form 10-K
period 2020-12-31
CREDEX CORP
filed 2021-03-31
CIK 1432939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer []	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company ☒

 Emerging Growth Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] ☒ [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 11, 2021 is 58,992,500 shares and public flot $0.

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

PART I

Item 1. Business

Overview

Credex, a Florida corporation, was formed on September 2, 2005. The Company was formed for the purpose of raising the necessary funds for purchasing, servicing, managing and reselling of non-performing (defaulted) unsecured credit card debt portfolios to be acquired from financial institutions and distressed debt wholesalers. Since its inception, the Company derived no revenues and no income from such business and as result as of December 31, 2020, had an accumulated deficit of $382,629.

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

Item 1B. Unresolved Staff Comments.

As of December 2020, there are no unresolved Staff Comments

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

Plan of Operations

As discussed above we have not yet operated pursuant to our business plan. We have generated no revenue in 2020 or 2019.

Comparison of the Years Ended December 31, 2020 and 2019

Lack of Revenues

We have limited operational history. During the year ended December 31, 2020 and 2019 we have not generated any revenue. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the years ended December 31, 2020 and 2019 were $8,150 and $8,150 respectively. Operating expenses in 2020 consisted of professional fees of $7,800 and stock transfer agent fees of $200 and general and administrative expense $150. Operating expenses in 2019 consisted of professional fees of $7,800 and stock transfer agent fees of $200 and general and administrative expense $150.

Net Loss

During the year ended December 31, 2020 and 2019 the Company recognized net losses of $8,150 and $8,150.

Liquidity and Capital Resources

Our capital resources have been acquired through the sale of shares of our common stock and loans from shareholders and third parties.

At December 31, 2020 and 2019, we had total assets of $0 and $0 respectively.

At December 31, 2020 and 2019, our total liabilities were $81,187 and $73,037 respectively consisting primarily of accounts payable and shareholder loans.

Cash flows from operating activities

Net cash used in operating activities was $6,150 for the year ended December 31, 2020 and was $8,650 for the year ended December 31, 2019. The net cash used in operating activities was related to an increase in operating expenses.

Cash flows from financing activities

Net cash provided by financing activities was $6,150 for the year ended December 31, 2020 and was $8,650 for the year ended December 31, 2019. The cash provided by financing activities was primarily due to shareholder loans.

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

DECEMBER 31, 2020

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA  98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Credex Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Credex Corporation as of December 31, 2020 and 2019 and the related statements of operations, changes in stockholders’ deficit and cash flows for the periods then ended, and the related notes (collectively referred to as “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019 and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Going Concern

As described further in Note B to the financial statements, the Company has incurred losses each year from inception through December 31, 2020 and 2019 and expects to incur additional losses in the future.

We determined the Company’s ability to continue as a going concern is a critical audit matter due to the estimation and uncertainty regarding the Company’s future cash flows and the risk of bias in management’s judgments and assumptions in estimating these cash flows.

 Our audit procedures related to the Company’s assertion on its ability to continue as a going concern included the following, among others:

• We reviewed the Company’s working capital and liquidity ratios, operating expenses, and uses and sources of cash used in management’s assessment of whether the Company has sufficient liquidity to fund operations for at least one year from the financial statement issuance date. This testing included inquiries with management, comparison of prior period forecasts to actual results, consideration of positive and negative evidence impacting management’s forecasts, the Company’s financing arrangements in place as of the report date, market and industry factors and consideration of the Company’s relationships with its financing partners.

Going Concern

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

We have served as the Company’s auditor since 2017.

Seattle, Washington

March 17, 2021

CREDEX CORPORATION
CONDENSED BALANCE SHEETS

	December 31, 2020	December 31, 2019

ASSETS
Current assets
Cash	$-	$-
Total current assets	-	-
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Current liabilities
Accounts payable	$2,500	$500
Stockholder loans - related parties	78,687	72,537
Total current liabilities	81,187	73,037
Total liabilities	81,187	73,037

STOCKHOLDERS' DEFICIT:
Common stock, $0.001 par value; 100,000,000 authorized shares, 58,992,500 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	58,993	58,993
Additional paid-in capital	242,449	242,449
Accumulated deficit	(382,629)	(374,479)
Total stockholders' deficit	(81,187)	(73,037)

Total liabilities and stockholders' deficit	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

CREDEX CORPORATION
CONDENSED STATEMENTS OF OPERATIONS

	For the year ended December 31, 2020	For the year ended December 31, 2019

REVENUE:
Finance income	$-	$-
TOTAL REVENUE	-	-
OPERATING EXPENSES:
Professional fees	7,800	7,800
Stock transfer agent fees	200	200
General and administrative expenses	150	150
TOTAL OPERATING EXPENSES	8,150	8,150
LOSS FROM OPERATIONS	(8,150)	(8,150)
Provision for income taxes	-	-
Net Loss	$(8,150)	$(8,150)
Net Loss Per Share: Basic and Diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding	58,992,500	58,992,500

The accompanying notes are an integral part of these condensed financial statements.

CREDEX CORPORATION
CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the year ended December 31, 2019

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balances - December 31, 2018	58,992,500	$58,993	$242,449	$(366,329)	$(64,887)
Net Loss	-	-	-	(8,150)	(8,150)
Balances - December 31, 2019	58,992,500	$58,993	$242,449	$(374,479)	$(73,037)

For the year ended December 31, 2020

Balances - December 31, 2019	58,992,500	$58,993	$242,449	$(374,479)	$(73,037)
Net Loss	-	-	-	(8,150)	(8,150)
Balances - December 31, 2020	58,992,500	$58,993	$242,449	$(382,629)	$(81,187)

The accompanying notes are an integral part of these financial statements.

CREDEX CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2020	For the year ended December 31, 2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(8,150)	$(8,150)
Adjustments to reconcile net loss to net cash used in operating activities:
CHANGES TO ASSETS AND LIABILITIES
Increase (decrease) in accounts payable	2,000	(500)

Net cash used by operating activities	(6,150)	(8,650)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholders loan - related party	6,150	8,650
Net cash provided by financing activities	6,150	8,650

Net increase in cash, cash equivalents, and restricted cash	-	-
Cash, cash equivalents, and restricted cash at beginning of year	-	-
Cash, cash equivalents, and restricted cash at end of year	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

CREDEX CORPORATION

NOTES TO THE FINANCIAL CONDENSED STATEMENTS

DECEMBER 31, 2020

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

As of December 31, 2020, and 2019, the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

NOTE B – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s financial position and operating results raise substantial doubt about its ability to continue as a going concern. The Company has sustained losses of $382,629 since inception to December 31, 2020. The ability of the Company to continue as a going concern is dependent upon expanding operations and obtaining additional capital and financing. Management’s plan in this regard is to implement the Company’s business plan and to secure additional funds through equity or debt financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE C – STOCKHOLDER LOANS – RELATED PARTIES

The Company received loans from Service Merchants Corp, a related party, towards operating expenses. The loans are unsecured, non-interest bearing and due on demand. As of December 31, 2020, and 2019, $9,700 was due to Service Merchant Corp.

The Company received loans from a shareholder of the company through Global Merchant Corp, a related party, towards various operating expenses. The loans are unsecured, non-interest bearing and due on demand. As of December 31, 2020, and 2019, $12,889 was due to Global Merchant Corp.

The Company received a loan from a shareholder of the company through Sterling Investment Corp, a related party, towards operating expenses. During the year ended December 31, 2020 and 2019, the Company received a loan totaling $6,150 and $8,650 towards operating expenses. As of December 31, 2020, and 2019, $55,900 and $49,750 respectively, was due to Sterling Investment Corp.

The Company received a loan from Earth Wind Power Corp, a related party, towards operating expenses. The loan is unsecured, non-interest bearing and due on demand.As of December 31, 2020, and 2019, $198 was due to Earth Wind Power Corp.

As of December 31, 2020, and 2019, $78,687 and $72,537 respectively, was total due to stockholders’ loans.

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

There were 58,992,500 shares of common stock issued and outstanding at December 31, 2020 and 2019.

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

NOTE F - INCOME TAXES

For the period ended December 31, 2020, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $382,629 at December 31, 2020, and will expire beginning of the year 2025.

The provision for Federal income tax consists of the following for the years ended December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Federal income tax benefit attributable to:
Current Operations	$1,712	$1,712
Less: valuation allowance	1,712	1,712
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 21% and 21% respectively of significant items comprising our net deferred tax amount is as follows as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Deferred Tax Asset	$80,352	$78,641
Valuation allowance	80,352	78,641
Net Deferred Tax Asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $382,629 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE G - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2020 to the date of March 11, 2021 and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are none.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company handles all aspects of the company.

 Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of December 31, 2020 due to the Company’s small size and a lack of segregation of duties.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the year ended December 31, 2020 that have materially impacted, or are reasonably likely to materially impact, the Company’s internal control over financial reporting.

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

 Management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2020 and determined that controls are ineffective due to the Company’s small size and lack of segregation of duties.

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

			(a)	(b)	(c)
Name and Principal Position	Year	Salary*	Bonus	Option Awards	All Other Compensation	Total Compensation
Mr. Russell Heaton, President and Director	2020	$0	$0	$0	$0	$0
Mr. Russell Heaton, President and Director	2019	$0	$0	$0	$0	$0

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company received loans from Service Merchants Corp, a related party, towards operating expenses. The loans are unsecured, non-interest bearing and due on demand. As of December 31, 2020, and 2019, $9,700 was due to Service Merchant Corp.

The Company received loans from a shareholder of the company through Global Merchant Corp, a related party, towards various operating expenses. The loans are unsecured, non-interest bearing and due on demand. As of December 31, 2020, and 2019, $12,889 was due to Global Merchant Corp.

The Company received a loan from a shareholder of the company through Sterling Investment Corp, a related party, towards operating expenses. During the year ended December 31, 2019, the Company received a loan totaling $8,650 towards operating expenses. During the year ended December 31, 2020, the Company received a loan totaling $6,150 towards operating expenses. The loans are unsecured, non-interest bearing and due on demand. As of December 31, 2020, and 2019, $55,900 and $49,750 respectively, was due to Sterling Investment Corp.

The Company received a loan from Earth Wind Power Corp, a related party, towards operating expenses. The loan is unsecured, non-interest bearing and due on demand. As of December 31, 2020, and 2019, $198 was due to Earth Wind Power Corp.

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

Item 14. Principal Accounting Fees and Services

The aggregate professional fees paid to our registered public accounting firm for its annual audit and quarterly reviews during the year ended December 31, 2019 and 2018 were as follows:

	December 31, 2020	December 31, 2019
Audit Fees and Audit Related Fees: - KLJ & Associates LLP	$0	$0
- Michael Gillespie & Associates, PLLC	5,800	5,800
Tax Fees	—	—
All Other Fees	—	—
TOTAL	$5,800	$5,800

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

Credex Corporation

By: /S/ Russell Heaton	Date: March 30, 2021
Russell Heaton,
Chief Executive Officer
Chief Financial Officer
Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Russell Heaton	Chief Executive Officer, Chief Financial Officer, Director	March 30, 2021