Form 10-Q
period 2021-03-31
CREDEX CORP
filed 2021-05-20
CIK 1432939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-54142

Credex Corporation

(Exact name of registrant as specified in its charter)

Florida	16-1731286
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.,

848 Rainbow Blvd, # 2096 Las Vegas, NV 89107

(Address of principal executive offices) (Zip Code)

(801) 243-5661

Registrant’s telephone number, including area code

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Tile of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.

See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as on May 19, 2021 is 58,992,500 shares.

CREDEX CORPORATION

2

CREDEX CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

3

CREDEX CORPORATION

 CONDENSED BALANCE SHEETS

	March 31,2021	December 31,2020

ASSETS
Current assets
Cash	$-	$-
Total current assets	-	-
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Accounts payable	$2,500	$2,500
Stockholder loans - related parties	81,937	78,687
Total current liabilities	84,437	81,187
Total liabilities	84,437	81,187

STOCKHOLDERS’ DEFICIT:
Common stock, $0.001 par value; 100,000,000 authorized shares, 58,992,500 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	58,993	58,993
Additional paid-in capital	242,449	242,449
Accumulated deficit	(385,879)	(382,629)
Total stockholders’ deficit	(84,437)	(81,187)

Total liabilities and stockholders’ deficit	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

CREDEX CORPORATION

 CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended March 31, 2021	For the three months ended March 31, 2020

REVENUE:
Finance income	$-	$-
TOTAL REVENUE	-	-
OPERATING EXPENSES:
Professional fees	3,250	3,750
Stock transfer agent fees	-	200
General and administrative expenses	-	150
TOTAL OPERATING EXPENSES	3,250	4,100
LOSS FROM OPERATIONS	(3,250)	(4,100)
Provision for income taxes	-	-
NET LOSS	$(3,250)	$(4,100)
Net Loss Per Share: Basic and Diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding	58,992,500	58,992,500

The accompanying notes are an integral part of these condensed financial statements.

CREDEX CORPORATION

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances - December 31, 2018	58,992,500	58,993	242,449	(366,329)	(64,887)

Net loss for the year ended December 31, 2019	-	-	-	(8,150)	(8,150)

Balances - December 31, 2019	58,992,500	58,993	242,449	(374,479)	(73,037)

Net loss for the year ended December 31, 2020	-	-	-	(8,150)	(8,150)

Balances - December 31, 2020	58,992,500	58,993	242,449	(382,629)	(81,187)

Net loss for the year ended March 31, 2021	-	-	-	(3,250)	(3,250)

Balances - March 31, 2021	58,992,500	58,993	242,449	(385,879)	(84,437)

The accompanying notes are an integral part of these financial statements.

CREDEX CORPORATION

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the three months ended March 31, 2020 and 2021

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances - December 31, 2019	58,992,500	$58,993	$242,449	$(374,479)	$(73,037)
Net loss for the three months ended March 31, 2020	-	-	-	(4,100)	(4,100)
Balances - March 31, 2020	58,992,500	$58,993	$242,449	$(378,579)	$(77,137)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances - December 31, 2020	58,992,500	$58,993	$242,449	$(382,629)	$(81,187)
Net loss for the three months ended March 31, 2021	-	-	-	(3,250)	(3,250)
Balances - March 31, 2021	58,992,500	$58,993	$242,449	$(385,879)	$(84,437)

The accompanying notes are an integral part of these financial statements.

CREDEX CORPORATION

 CONDENSED STATEMENTS OF CASH FLOWS

	For the three months ended March 31, 2021	For the three months ended March 31, 2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(3,250)	$(4,100)
Adjustments to reconcile net loss to net cash used in operating activities:
CHANGES TO ASSETS AND LIABILITIES
Increase (decrease) in accounts payable	-	500

Net cash used by operating activities	(3,250)	(3,600)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholders loan - related party	3,250	3,600
Net cash provided by financing activities	3,250	3,600

Net increase in cash, cash equivalents, and restricted cash	-	-
Cash, cash equivalents, and restricted cash at beginning of year	-	-
Cash, cash equivalents, and restricted cash at end of year	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

CREDEX CORPORATION

NOTES TO THE FINANCIALCONDENSED STATEMENTS (UNAUDITED)

March 31, 2021

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Purpose

Credex Corporation (the “Company”) was incorporated in the State of Florida on September 2, 2005. The Company is looking at renewable energy and hydrogen technologies and developing new markets. The Company is currently reviewing various technologies. The Company is also exploring avenues for raising capital in order to put its business plan into effect. The Company’s principal office address is 848 Rainbow Blvd, # 2096 Las Vegas, Nevada 89107.

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been properly reflected herein. The results for the three months ended March 31, 2021 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 31, 2021.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying condensed financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2021 and for the related periods presented.

Accounting Basis

The Company uses the accrual basis of accounting and GAAP. The Company has adopted a December 31 fiscal year end.

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

Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year. Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants. The Company had no dilutive instruments outstanding at March 31, 2021.

Income Taxes

The Company follows Section 740-10-30 of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”), which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.

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

The Company adopted section 740-10-25 of the ASC (“Section 740-10-25”) which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Comprehensive Income

The Company has established standards for reporting and display of comprehensive income, its components and accumulated balances. When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

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

As of March 31, 2021 and December 31, 2020, the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

NOTE B – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s financial position and operating results raise substantial doubt about its ability to continue as a going concern. The Company has sustained losses of $385,879 since inception to March 31, 2021. The ability of the Company to continue as a going concern is dependent upon expanding operations and obtaining additional capital and financing. Management’s plan in this regard is to implement the Company’s business plan and to secure additional funds through equity or debt financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE C – STOCKHOLDER LOANS – RELATED PARTIES

The Company received loans from Service Merchants Corp., a stockholder of the Company and a related party (“SMC”), towards operating expenses. The loans are unsecured, non-interest bearing and due on demand. As of March 31, 2021 and December 31, 2020, $9,700 was due to SMC.

The Company received loans from a shareholder of the Company through Global Merchant Corp. (“GMC”), a related party and an affiliate of EWP (hereinafter defined), towards various operating expenses. The loans are unsecured, non-interest bearing and due on demand. As of March 31, 2021 and December 31, 2020, $12,889 was due to GMC.

During the three months ended March 31, 2021, the Company received a loan from a shareholder of the Company through Sterling Investment Corp., a related party and an affiliate of EWP (“Sterling”), totaling $3,250 towards operating expenses. The loan is unsecured, non-interest bearing and due on demand. As of March 31, 2021 and December 31, 2020, $59,150 and $55,900 respectively, was due to Sterling.

The Company received a loan from Earth Wind & Power Corp., a stockholder of the Company and a related party (“EWP”), towards operating expenses. The loan is unsecured, non-interest bearing and due on demand. As of March 31, 2021 and December 31, 2020, $198 was due to EWP.

As of March 31, 2021 and December 31, 2020, $81,937 and $78,687 respectively, was total due to stockholder loans.

NOTE D – CAPITAL STOCK

At inception on September 2, 2005, the Company was authorized to issue 10,000 shares of common stock at $0.10 par value per share. On October 24, 2007, the Company amended its Articles of Incorporation to increase the maximum number of authorized common shares to 100,000,000 and changed the par value to $0.001 per share, which has been retroactively restated to $0.001 in the accompanying financial statements.

On September 16, 2013, the Company effected a ten for one (10:1) forward stock split previously approved by the Company’s board of directors. The forward stock split resulted in an increase in the number of shares issued and outstanding from 5,899,250 to 58,992,500 shares. All references to shares and per share amounts in the accompanying financial statements have been retroactively restated to reflect the aforementioned forward stock split.

There were 58,992,500 shares of common stock issued and outstanding at March 31, 2021 and December 31, 2020.

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

NOTE F - SUBSEQUENT EVENTS

On April 8, 2021, the Company entered into a Securities Purchase Agreement (the “SPA”) by and among the Company, Southern Colorado Real Estate Developers, LLC (“SCRED”), SMC, and EWP (each individually, a “Party”, collectively as the “Parties”).

Pursuant to the SPA, SMC agreed to sell to SCRED, on the closing date 53,492,500 shares of common stock, par value $0.001 per share, of the Company held by SCRED, in exchange for a purchase price of $342,945. In addition, EWP agreed to sell to SCRED, on the Closing Date 5,000,000 shares of common stock held by EWP for a total purchase price of $32,055.

On April 30, 2021, the Company closed the transactions contemplated under the SPA, resulting in SCRED acquiring 99.2% of the Company’s outstanding common shares. Of the 58,992,500 outstanding shares, (i) 53,492,500 were held and sold by SMC for a purchase price of $342,945, and (ii) 5,000,000 were held and sold by EWP for a purchase price of $32,055.

Southern Colorado Real Estate Developers is real estate entity that is focused on acquiring, upgrading, and leasing its properties to state-licensed cannabis businesses in the State of Colorado.

Pursuant to the terms of the SPA, at the Closing:

●	Mr. Heaton increased the size of the Company’s board to five persons, and elected Lawrence Taube, James Woodend, Jennifer Woodend and Hayden Witt as directors on the Company’s board. Mr. Heaton also appointed Lawrence Taube as the Chief Executive Officer of the Company, James Woodend as the President of the Company, and Jennifer Woodend as the Secretary of the Company. Thereafter, Mr. Heaton resigned from all officer and director positions with the Company, leaving the newly appointed individuals as the sole officers and directors of the Company.

●	EWP entered into a Loan Forgiveness Agreement with the Company, pursuant to which EWP forgave previous loans made to the Company in the total amount of $198 outstanding as of April 30, 2021. In addition, SMC entered into a Loan Forgiveness Agreement with the Company, pursuant to which SMC forgave pervious loans made to the Company in the total amount of $9,700 outstanding as of April 30, 2021. GMC also entered into a Loan Forgiveness Agreement with the Company, pursuant to which GMC forgave previous loans made to the Company in the total amount of $12,889 outstanding as of April 30, 2021. Finally, Sterling and the Company entered into a Loan Forgiveness Agreement pursuant to which Sterling forgave a total of $59,150 in loans previously made to the Company, which amount was still outstanding as of April 30, 2021. The consideration to each of EWP, SMC, GMC, and Sterling for forgiving the Company’s indebtedness was the consummation of the transactions contemplated in the SPA, which each Party agreed were of material benefit to them.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and the related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2020 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2021.

Forward-Looking Statements

The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “should,” “could,” “predicts,” “potential,” “continue,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements. All forward-looking statements in this Quarterly Report on Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. In evaluating these statements, you should specifically consider various factors, uncertainties and risks that could affect our future results or operations. These factors, uncertainties and risks may cause our actual results to differ materially from any forward-looking statement set forth in this Quarterly Report on Form 10-Q. You should carefully consider these risk and uncertainties described and other information contained in the reports we file with or furnish to the SEC before making any investment decision with respect to our securities. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

Overview and Plan of Operations

We are a startup company. Although Credex Corporation (“Credex” or the “Company”) has not operated pursuant to its business plan, in 2005 Credex purchased a portfolio of defaulted credit card debt to test the feasibility of its business plan. On a trial basis accounts from the portfolio were collected. The remainder of the portfolio was then sold. Our auditors have raised substantial doubt as to our ability to continue as a going concern. We need a minimum of approximately $100,000 during the next 12 months to begin implementation of our business plan.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

Revenues

We have limited operational history. For the three months ended March 31, 2021 and 2020 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the three months ended March 31, 2021 and 2020 were $3,250 and $4,100, respectively. Operating expenses consisted of professional fees of $3,250 for the three months ended March 31, 2021. Operating expenses consisted of professional fees of $3,750, stock transfer agent fees of $200 and general and administrative expense of $150 for the three months ended March 31, 2020.

Net Loss

During the three months ended March 31, 2021 and 2020, the Company recognized net losses of $3,250 and $4,100 respectively.

Liquidity and Capital Resources

Our capital resources have been acquired through the sale of shares of our common stock and loans from shareholders.

At March 31, 2021 and December 31, 2020, we had total assets of $0 and $0, respectively.

At March 31, 2021 and December 31, 2020, our total liabilities were $84,437 and $81,187, respectively, consisting primarily of accounts payable and shareholder loans.

Since its inception, the Company derived no revenues and no income from such business and as result as of March 31, 2021, had an accumulated deficit of $385,879.

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash flows used in operating activities for the three months ended March 31, 2021 and 2020 was $(3,250) and $(3,600), respectively.

CASH FLOWS FROM FINANICING ACTIVITIES

Net cash flows provided by financing activities for the three months ended March 31, 2021 and 2020 was $3,250 and $3,600, respectively.

Cash Requirements

Our management believes that our current capital resources will not be adequate to continue operating the Company and maintaining our current business strategy. We are open to raising additional funds through private and/or public sales of our equity securities. There can be no assurance, however, that additional financing will be available to us or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, the Company will be unable to implement its plans or begin operations.

We have no agreement, commitment or understanding to secure any funding from any source.

Credex is not operating its business plan until such time as capital is raised for operations. To date its operation has involved only selling stock to meet expenses.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our unaudited condensed financial statements, which have been prepared in accordance with GAAP. The preparation of our unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. Significant accounting estimates in these financial statements include valuation assumptions for share-based payments, allowance for doubtful accounts and notes receivable, inventory reserves, accrual for warranty reserves, the carrying value of long-lived assets, income tax valuation allowances, the carrying value of cost basis investments, and the allocation of the transaction price to the performance obligations in our contracts with customers. We base our estimates on historical experience, our observance of trends in particular areas, and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated. For a discussion of our critical accounting policies, refer to Part I, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020. Management believes that there have been no changes in our critical accounting policies during the three months ended March 31, 2021.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable to Smaller Reporting Companies.

Item 4. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934,as amended (the “Exchange Act”), as of March 31, 2021, we have carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company’s management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of March 31, 2021, our Company’s disclosure controls and procedures were not effective and do not provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the first quarter ended March 31, 2021, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

8

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Credex Corporation

By:	/s/ Lawrence U. Taube	Date:	May 20, 2021
Lawrence U. Taube,
Chief Executive Officer and Chief Financial Officer (principal executive officer, principal financial officer and principal accounting officer)

