Form 10-Q
period 2021-09-30
CREDEX CORP
filed 2021-11-10
CIK 1432939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

The number of shares outstanding of the issuer’s common stock on November 10, 2021 is 58,992,500 shares.

CREDEX CORPORATION

2

CREDEX CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

3

Credex Corporation

Condensed Balance Sheets

	09/30/2021 (Unaudited)	12/31/2020

Assets

Current Assets
Prepaid Expenses	3,129	-
Total Current Assets	3,129	-

Total Assets	3,129	-

Liabilities and Equity

Current Liabilities
Accounts Payable	-	2,500
Stockholder loans - related parties	9,675	78,687
Total Current Liabilities	9,675	81,187

Stockholders Equity
Common Stock	58,993	58,993
Additional Paid In Capital	326,885	242,449
Accumulated Deficit	(392,425)	(382,629)
Total Stockholders Equity	(6,546)	(81,187)

Total Liabilities and Equity	3,129	-

The accompanying notes are an integral part of these unaudited financial statements.

Credex Corporation

Condensed Statements of Operations (Unaudited)

	3 months ended	3 months ending	9 months ended	9 months ended
	9/30/2021	9/30/2020	9/30/2021	9/30/2020

Operating Expenses

Operating and Maintenance Expenses

General and Administration	-	-	-	150
Total General and Administration	-	-	-	150

Professional Services
Professional Fees	2,499	1,350	9,696	6,650
Total Professional Services	2,499	1,350	9,696	6,650

Software and Maintenance
Software Expense	80	-	100	-
Total Software and Maintenance	80	-	100	-

Total Operating and Maintenance Expenses	2,579	1,350	9,796	6,800

Total Operating Expenses	2,579	1,350	9,796	6,800

Net Income (Loss)	(2,579)	(1,350)	(9,796)	(6,800)

The accompanying notes are an integral part of these unaudited financial statements.

Credex Corporation

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balances - December 31, 2019	58,992,500	58,993	242,449	(374,479)	(73,037)

Net loss for the year ended December 31, 2020	-	-	-	(8,150)	(8,150)

Balances - December 31, 2020	58,992,500	58,993	242,449	(382,629)	(81,187)

Activity for the period ended September 30, 2021	-	-	84,437	(9,796)	74,641

Balances - September 30, 2021	58,992,500	58,993	326,886	(392,425)	(6,546)

The accompanying notes are an integral part of these unaudited financial statements.

Credex Corporation

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

For the three months ended September 30, 2020

Balances - July 1, 2020	58,992,500	58,993	242,449	(379,929)	(78,487)

Activity for the three months ended September 30, 2020	-	-	-	(1,350)	(1,350)

Balances - September 30, 2020	58,992,500	58,993	242,449	(381,279)	(79,837)

For the three months ended September 30, 2021

Balances - July 1, 2021	58,992,500	58,993	326,885	(389,846)	(3,968)

Activity for the three months ended September 30, 2021	-	-	-	(2,579)	(2,579)

Balances - September 30, 2021	58,992,500	58,993	326,886	(392,425)	(6,546)

For the nine months ended September 30, 2020

Balances - January 1, 2020	58,992,500	58,993	242,449	(374,479)	(73,037)

Activity for the nine months ended September 30, 2020	-	-	-	(6,800)	(6,800)

Balances - September 30, 2020	58,992,500	58,993	242,449	(381,279)	(79,837)

For the nine months ended September 30, 2021

Balances - January 1, 2021	58,992,500	58,993	242,449	(382,629)	(81,187)

Activity for the nine months ended September 30, 2021	-	-	84,437	(9,796)	74,641

Balances - September 30, 2021	58,992,500	58,993	326,886	(392,425)	(6,546)

The accompanying notes are an integral part of these unaudited financial statements.

Credex Corporation

Condensed Statements of Cash Flows

	For the nine months ended	For the nine months ended
	09/30/2021	9/30/2020

Cash Flows from Operating Activities:
Net Income (Loss)	(9,796)	(6,800)

Changes in Operating Assets and Liabilities:
Changes in Prepaid Expenses and Other Assets	(3,129)	-
Changes to Accounts Payable	(81,187)	1,500
Changes to Related Party Payables	9,675	-
Net cash provided by operating Activities	(84,437)	(5,300)

Cash Flows from Investing Activities

Net cash provided by investing activities	-	-

Cash Flows from Financing Activities
Proceeds from stockholders loan - related party	-	5,300
Changes in Capital Stock	84,437	-
Net cash provided by financing activities	84,437	5,300

Net increase (decrease) in cash	-	-

Cash - Beginning of Period	-	-
Cash - End of Period	-	-

The accompanying notes are an integral part of these unaudited financial statements.

CREDEX CORPORATION

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2021

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

Pursuant to the terms of the SCRED SPA, at the closing:

●	Russell Heaton, the then-sole director and officer of the Company, increased the size of the Company’s board to five persons, and elected Lawrence Taube, James Woodend, Jennifer Woodend and Hayden Witt as directors on the Company’s board. Mr. Heaton also appointed Lawrence Taube as the Chief Executive Officer and Chief Financial Officer of the Company, James Woodend as the President of the Company, and Jennifer Woodend as the Secretary of the Company. Thereafter, Mr. Heaton resigned from all officer and director positions with the Company, leaving the newly appointed individuals as the sole officers and directors of the Company.

●	EWP entered into a Loan Forgiveness Agreement with the Company, pursuant to which EWP forgave previous loans made to the Company in the total amount of $198 outstanding as of April 30, 2021. In addition, SMC entered into a Loan Forgiveness Agreement

●	with the Company, pursuant to which SMC forgave previous loans made to the Company in the total amount of $9,700 outstanding as of April 30, 2021. GMC also entered into a Loan Forgiveness Agreement with the Company, pursuant to which GMC forgave previous loans made to the Company in the total amount of $12,889 outstanding as of April 30, 2021. Finally, Sterling Investment Corp., a related party and an affiliate of EWP (“Sterling”) and the Company entered into a Loan Forgiveness Agreement pursuant to which Sterling forgave a total of $59,150 in loans previously made to the Company, which amount was still outstanding as of April 30, 2021. The consideration to each of EWP, SMC, Global Merchant Corp., a related party and an affiliate of EWP, and Sterling for forgiving the Company’s indebtedness was the consummation of the transactions contemplated in the SPA, which each Party agreed were of material benefit to them.

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

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been properly reflected herein. The results for the three months ended September 30, 2021 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 31, 2021.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2021 and for the related periods presented.

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

Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year. Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants. The Company had no dilutive instruments outstanding at September 30, 2021.

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

As of September 30, 2021 and December 31, 2020, the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

NOTE B – GOING CONCERN

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s financial position and operating results raise substantial doubt about its ability to continue as a going concern. The Company has sustained losses of $392,425 since inception to September 30, 2021. The ability of the Company to continue as a going concern is dependent upon expanding operations and obtaining additional capital and financing. Management’s plan in this regard is to implement the Company’s business plan and to secure additional funds through equity or debt financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE C – STOCKHOLDER LOANS – RELATED PARTIES

During the year ended December 31, 2012, the Company received loans from Service Merchants Corp., a stockholder of the Company and a related party of the predecessor owner (“SMC”), towards operating expenses. The loans are unsecured, non-interest bearing and due on demand. As of September 30, 2021 and December 31, 2020, $0 and $9,700 was due to SMC, respectively.

During the year ended December 31, 2013, the Company received loans from a shareholder of the Company through Global Merchant Corp. (“GMC”), a related party and an affiliate of Earth Wind & Power Corp., a stockholder of the Company and a related party of the predecessor owner (“EWP”), toward various operating expenses. The loans are unsecured, non-interest bearing and due on demand. As of September 30, 2021 and December 31, 2020, $0 and $12,889 was due to GMC, respectively.

The Company received a loan from a shareholder of the Company through Sterling Investment Corp., a related party and an affiliate of EWP (“Sterling”), totaling $3,250 toward operating expenses. The loan is unsecured, non-interest bearing and due on demand. As of September 30, 2021 and December 31, 2020, $0 and $55,900, respectively, was due to Sterling.

The Company received a loan from EWP toward operating expenses. The loan is unsecured, non-interest bearing and due on demand. As of September 30, 2021 and December 31, 2020, $0 and $198 was due to EWP, respectively.

During the second and third quarters of 2021, the Company received loans from Cannabis Depot Holding Corp (“CDHC”), a shareholder and affiliate of the Company. The loans are unsecured, non-interest bearing and due on demand. As of September 30, 2021 and December 31, 2020, $9,675 and $0 was due to CDHC, respectively.

As of September 30, 2021 and December 31, 2020, $9,675 and $78,687 respectively, was total due to stockholder loans.

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

There were 58,992,500 shares of common stock issued and outstanding at September 30, 2021 and December 31, 2020.

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

NOTE F – STOCKHOLDERS’ EQUITY

Upon the completion of the Stock Purchase Agreement (“SPA”) with Southern Colorado Real Estate Developers (“SCRED”) in the second quarter of 2021, outstanding loans with EWP, SMC, GMC, and SIC, affiliated companies of the predecessor owner, were fully forgiven. As a result of this transaction, the Company recognized the entire previous balance of $84,437 from the loan forgiveness as a capital contribution in Q2 2021.

NOTE G – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Subsequent Events, the Company has reviewed its activity subsequent to September 30, 2021 to the date the unaudited financial statements were issued, and has determined that it does not have any material subsequent events to disclose.

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

Results of Operations

Results of Operations for Three and Nine Months Ended September 30, 2021 and 2020

Revenues

We have limited operational history. For the three and nine months ended September 30, 2021 and 2020, we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Operating Expenses

The Company’s operating expenses for the three months ended September 30, 2021 and 2020 were $2,579 and $1,350, respectively. Operating expenses consisted of professional fees of $2,499 and software expense of $80 for the three months ended September 30, 2021. Operating expenses consisted of professional fees of $1,350 for the three months ended September 30, 2020.

Operating expenses for the nine months ended September 30, 2021 and 2020 were $9,796 and $6,800, respectively. Operating expenses consisted of professional fees of $9,696 and software expense of $100 for the nine months ended September 30, 2021. Operating expenses consisted of professional fees of $6,650 and general administrative expenses of $150 for the nine months ended September 30, 2020.

Net Loss

For the three months ended September 30, 2021 and 2020, the Company recognized net losses of $2,579 and $1,350, respectively.

For the nine months ended September 30, 2021 and 2020, the Company recognized net losses of $9,796 and $6,800, respectively.

Liquidity and Capital Resources

Our capital resources have been acquired through the sale of shares of our common stock and loans from shareholders.

At September 30, 2021 and December 31, 2020, we had total assets of $3,129 and $0, respectively.

At September 30, 2021 and December 31, 2020, our total liabilities were $9,675 and $81,187, respectively, consisting primarily of accounts payable and shareholder loans.

Since its inception, the Company derived no revenues and no income from such business and as result as of September 30, 2021, had an accumulated deficit of $392,425.

Cash Flows Used in Operating Activities

Net cash flows used in operating activities for the three months ended September 30, 2021 and 2020 was $(84,437) and $(5,300), respectively.

Cash Flows Provided by Financing Activities

Net cash flows provided by financing activities for the three months ended September 30, 2021 and 2020 was $84,437 and $5,300, respectively.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our unaudited condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of our unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty. Significant accounting estimates in these financial statements include valuation assumptions for share-based payments, allowance for doubtful accounts and notes receivable, inventory reserves, accrual for warranty reserves, the carrying value of long-lived assets, income tax valuation allowances, the carrying value of cost basis investments, and the allocation of the transaction price to the performance obligations in our contracts with customers. We base our estimates on historical experience, our observance of trends in particular areas, and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated. For a discussion of our critical accounting policies, refer to Part I, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020. Management believes that there have been no changes in our critical accounting policies during the three months ended September 30, 2021.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 and 15d-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2021, we have carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company’s management, including our Chief Executive Officer and Chief Financial Officer. Based upon the results of that evaluation, our management has concluded that, as of September 30, 2021, our Company’s disclosure controls and procedures were not effective and do not provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Credex Corporation

By:	/s/ Lawrence U. Taube	Date: November 10, 2021
Lawrence U. Taube,
Chief Executive Officer and Chief Financial Officer (principal executive officer, principal financial officer and principal accounting officer)

